Form 10-K405
period 1997-12-31
HERMES EUROPE RAILTEL B V
filed 1998-04-15
CIK 1047025

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:

                           HERMES EUROPE RAILTEL B.V.
             (Exact name of registrant as specified in its charter)

                 NETHERLANDS                                        NONE
       (State or other jurisdiction of             (I.R.S. Employer Identification Nos.)
        incorporation or organization)

                              TERHULPSESTEENWEG 6A
                                 1560 HOEILAART
                                    BELGIUM
                    (Address of principal executive offices)

                                 (322) 658-5200
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]. Not Applicable.

     On March 31, 1998, there were outstanding 190,468 shares of Common Stock of Hermes Europe Railtel B.V., of which 20,161 shares were held by non-affiliates. There is no established market for the registrant's voting stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates.

              ITEM OF FORM 10-K                      DOCUMENT INCORPORATED BY REFERENCE
              -----------------                      ----------------------------------
             Part IV, Item 14(c)                                  Exhibits

================================================================================

                           HERMES EUROPE RAILTEL B.V.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
ITEM 1.   Business....................................................     1
          Introduction................................................     1
          Business and Marketing Strategy.............................     3
          Services....................................................     5
          Pricing.....................................................     6
          Customers...................................................     7
          Network Design..............................................     8
          Competition.................................................    10
          HER Recapitalization........................................    11
          Licenses and Regulatory Issues..............................    12
          Managing Rapid Growth.......................................    16
          Employees...................................................    17
          Glossary of Telecommunications Industry Terms...............    17
ITEM 2.   Properties..................................................    20
ITEM 3.   Legal Proceedings...........................................    20
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    20
PART II
          Market for the Company's Common Equity and Related
ITEM 5.     Stockholder Matters.......................................    20
ITEM 6.   Selected Consolidated Financial Data........................    20
          Management's Discussion and Analysis of Financial Condition
ITEM 7.     and Results of Operations.................................    21
ITEM 8.   Consolidated Financial Statements...........................    25
          Changes In and Disagreements with Accountants on Accounting
ITEM 9.     and Financial Disclosure..................................    41
PART III
ITEM 10.  Directors and Executive Officers of the Company.............    41
ITEM 11.  Executive Compensation......................................    44
          Security Ownership of Certain Beneficial Owners and
ITEM 12.    Management................................................    48
ITEM 13.  Certain Relationships and Related Transactions..............    48
PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
ITEM 14.    8-K.......................................................    50
SIGNATURES............................................................    53

                                     PART I

ITEM 1. BUSINESS

     To aid the reader, a "Glossary of Telecommunications Industry Terms," which defines certain terms used in this "Business" section and elsewhere in this Report, follows commencing on page 17.

INTRODUCTION

     Hermes Europe Railtel B.V. ("HER" or the "Company") is developing, and operating the initial segments of, a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe. HER is an 89%-held indirect subsidiary of Global TeleSystems Group, Inc., a Delaware corporation ("GTS"), that is a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia, the Commonwealth of Independent States, and Western and Central Europe. See "-- HER Recapitalization" for information concerning the other shareholders of HER.

     HER's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including traditional public telecommunications operators ("PTOs") and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers ("New Entrants") on an approximately 18,000 kilometer pan-European high capacity fiber optic network designed to interconnect a majority of the largest Western and Central European cities. As of April 1, 1998, HER's network linked Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, and Frankfurt. HER expects the initial five country network and Switzerland to be placed in operation in the second quarter of 1998. This segment of the network is expected to deliver managed transport services over approximately 3,800 kilometers of fiber optic cable linking, in addition to the above cities, the cities of Dusseldorf, Munich, Stuttgart, Zurich and Geneva. The full 18,000 kilometer network is expected to become fully operational during the year 2000. HER also plans to lease capacity on a transatlantic cable linking the European network to North America and is exploring various interconnectivity options to Russia and Asia. Such intercontinental interconnectivity will help HER to satisfy the needs of its European customers with respect to outgoing traffic and to attract additional non-European customers with traffic terminating in Europe. HER commenced commercial service over the Brussels-Amsterdam portion of the network in late 1996, and the London-Paris portion in November 1997. HER's Network Operations Center located in Brussels, Belgium and its backup center located in Antwerp, Belgium are fully operational and house network management and customer support services which operate 24 hours a day, seven days a week. Billing and customer service functions are also operational.

     The European telecommunications market has historically been dominated by monopoly PTOs. This system has ensured the development of broad access to telecommunications services in Europe, but it has also restricted the growth of high quality and competitively priced pan-European voice and data services. The current liberalization occurring in Europe is intended to address these structural deficiencies by breaking down PTO monopolies, allowing new telecommunications operators to enter the market and increasing the competition within the European telecommunications market. In March 1996, the European Commission adopted a directive (the "Full Competition Directive") requiring the full liberalization of all telecommunications services in most EU member states by January 1, 1998. The Company expects that full liberalization in these European countries will lead to the emergence of New Entrants with new and competitive service offerings. HER expects this increase in competition will result in lower prices and a substantial increase in the volume of traffic and range of telecommunication services provided. HER believes that as a result of the increased call volume and growth in value added services, participants in these markets will require significant amounts of new cross-border telecommunications transport capacity to provide their services.

     The Hermes network will offer PTOs and New Entrants an attractive alternative for the transport of cross-border European telecommunications traffic. In the traditional system, PTOs own and control circuits only within their national borders, and as a result, cross-border traffic must be passed from one PTO to another PTO at the national boundary. No single PTO therefore owns or controls end-to-end circuits for cross-border calls. The alternative for carriers of this traffic will be to build their own transport capacity or use International Private Leased Circuits ("IPLCs") which are provisioned by combining half-circuits on the networks of two or more PTOs. The Company believes that there are a number of problems with these options that result in HER being well-positioned to become the leading independent carriers' carrier in Western and Central Europe. In particular, building their own transport capacity is unlikely to be an attractive option for most carriers because of the high traffic volumes required to justify the expense, the need to focus resources on marketing and customer service, the time commitment and the regulatory and administrative complexities involved, particularly in obtaining the rights of way across national borders. Likewise, IPLCs provided by the PTOs also have a number of disadvantages, including high prices, lack of end-to-end quality control, lack of redundancy, low quality due to diversity of network systems and equipment, limited availability of bandwidth and long lead times for provisioning.

     HER's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including PTOs and New Entrants. HER intends to offer these target customers a better transport system than is currently available in Europe with a higher and more consistent level of transmission quality, redundancy, network functionality and service across Europe at lower prices. Development of the HER network is dependent upon, among other things, HER's continuing ability to obtain the necessary financing, rights-of-way, licenses and other regulatory approvals in a timely and cost-effective manner.

     HER is developing an approximately 18,000 kilometer, pan-European high capacity fiber optic network designed to interconnect a majority of the largest Western and Central European cities. Each access point of the network will be placed in operation as it is linked to the network. HER intends to build the network using the most accessible and cost-efficient infrastructure base in each of the regions served, including using rights-of-way and existing infrastructure of railways, motorways, pipeline companies, waterways and power companies. HER plans a flexible approach to the network build-out plan and intends to fine-tune the scope, route and design of the network based upon the evaluation of customer demand. Historically, HER has experienced substantial delays in concluding these agreements and developing its network. There can be no assurance that HER will be successful in concluding necessary agreements, or that delays in concluding such agreements will not materially and adversely affect the speed or successful completion of the network. The successful and timely completion of the network will also depend on, among other things, (i) the availability to HER of substantial amounts of additional capital and financing, (ii) timely performance by various third parties of their contractual obligations to engineer, design and construct portions of the network and (iii) HER's ability to obtain and maintain applicable governmental approvals. In addition, although HER believes that its cost estimates and the build-out schedule are reasonable, there can be no assurance that the actual construction costs or time required to complete the network build-out will not substantially exceed current estimates. Any significant delay or increase in the costs associated with development of the HER network could have a material adverse effect on HER.

     HER expects to continue to roll-out full telecommunications transport service on the initial network in the first five countries linking the additional cities of Dusseldorf, Suttgart, Munich, Zurich and Geneva by June 30, 1998. This initial network in the first five countries and Switzerland is expected to consist of approximately 3,800 kilometers of fiber optic cable covering countries which, in 1995, originated over 60% of all outgoing calls and terminated over 60% of all incoming calls in the countries to be served by the full network. Network coverage is planned to be expanded to include the cities of Berlin, Stockholm, Copenhagen, and Milan in the third quarter of 1998. By the year 2000, the 18,000 kilometer HER network is expected to have points of presence in at least 33 cities in 15 European countries, including Southern and Central Europe. HER also plans to lease capacity on a transatlantic cable linking the European network with North America and is exploring various interconnectivity options to Russia and Asia.

     HER has entered into agreements for the construction and/or lease of fiber optic routes for the initial network in the first five countries. Contracts have been concluded with respect to the portion of the network connecting Germany with each of France, the Netherlands and Switzerland. Additional contracts have been concluded in Switzerland, Denmark, Sweden, Spain and Italy. HER continues to negotiate rights-of-way and other infrastructure arrangements in order to extend its network in Western Europe. HER will need to negotiate similar agreements to complete the network in four Central European countries. Buildout of the HER network is subject to numerous risks and uncertainties that could delay deployment or increase the costs of the network, or make the network commercially unfeasible.

     Development of the HER network is capital intensive. Management expects that approximately $290 million in capital expenditures will be incurred in connection with the buildout of the HER network, with approximately $35 million required for the roll out of the initial five country network that is expected to be completed in the second quarter of 1998. While HER raised approximately $265 million in a private placement of its senior notes in August 1997 (of which $56.6 million has been placed in escrow for the first two years' interest payments on the notes), additional financing may need to be obtained to construct the HER network and there can be no assurance that such additional financing will be completed. Failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would adversely affect the viability of HER, which could have a material adverse effect on the operations of the Company. HER's revenues and the cost of deploying its network and operating its business will depend upon a variety of factors including, among other things, HER's ability to (i) effectively and efficiently manage the expansion of its network and operations, (ii) negotiate favorable contracts with suppliers, (iii) obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts to complete and operate the network, (iv) access markets and attract sufficient numbers of customers and
(v) provide and develop services for which customers will subscribe. HER's revenues and costs are also dependent upon factors that are not within HER's control such as regulatory changes, changes in technology, increased competition and various factors such as strikes, weather and performance by third-parties in connection with the development of the network. Due to the uncertainty of these factors, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations would likely affect HER's future capital requirements. HER must obtain additional infrastructure provider agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to build out the network. There can be no assurance that HER will be able to maintain all of its existing agreements, rights and permits or to obtain and maintain the additional agreements, rights and permits needed to implement its business plan on acceptable terms. Loss of substantial agreements, rights and permits or the failure to enter into and maintain required arrangements for the HER network could have a material adverse effect to enter on HER's business. In addition, HER depends on third parties for leases of dark fiber for substantial portions of its network. There can be no assurance that HER will be able to enter into and maintain required arrangements for leased portions of the HER network, which could have a material adverse effect on HER's business.

     HER was formed on July 6, 1993 by HIT Rail B.V. ("HIT Rail"). HIT Rail was incorporated in 1990 by eleven national railways to carry out telecommunications engineering activities in order to construct and exploit a data communications network for railway traffic. GTS-Hermes, Inc., a Delaware corporation ("GTS-Hermes") purchased a 34.4% interest in HER in 1994 and has increased its interest to 50% in 1995 and to 79% in 1997. In March 1998, GTS-Hermes increased its ownership of HER to 89% by purchasing a portion of HIT Rail's ownership interest in HER. GTS-Hermes is a wholly owned subsidiary of GTS. HER's principal business office is located at Terhulpsesteenweg 6A, 1560 Hoeilaart, Belgium, and its telephone number is (322) 658-5200. In an effort to expand its presence in Europe, HER has formed wholly owned subsidiaries in the Netherlands, Ireland, the United Kingdom, Germany, France, Italy and Spain to conduct marketing and other activities. In Belgium, the activities of the Network Operations Center have been transferred to Hermes Network Services B.V.B.A. (formerly Hermes Europe Railtel N.V.), a wholly owned subsidiary of HER. Following the development of its corporate structure, HER will be a holding company with limited assets and will operate its business through subsidiaries.

BUSINESS AND MARKETING STRATEGY

     The overall strategy of HER is to offer PTOs and New Entrants pan-European cross-border telecommunications transport services to help them, in turn, more successfully meet the needs of their end-user customers. The HER network also provides a vehicle through which a carrier can compete in markets where it does not own infrastructure. HER expects to enter the market ahead of similar competition and encourage a wide variety of carriers to use its network with service offerings that meet their needs. HER's primary service offerings are large-capacity circuits for "wholesale" customers such as PTOs and New Entrants. HER's focus on carriers is designed to complement and not compete with carriers' own business objectives in providing services to end-users.

     To establish HER as the leading carriers' carrier for international telecommunications within Europe, HER offers its customers significantly higher quality transmission and extended/advanced network capabilities at a competitive price by focusing on the following:

     High Capacity International Network Facilities. The HER network is designed to offer its customers access to high capacity network facilities outside their domestic markets, providing cross-border capabilities without requiring customers to invest in network infrastructure or being constrained by a narrow range of capacity offerings. With STM-64 technology and Wavelength Division Multiplexing ("WDM") upgrades, HER's fiber deployment plan provides for the equivalent of 128 fiber pairs of capacity across Europe.

     Uniform Network Architecture. The HER network is designed to offer managed transport services from country to country and across multiple countries utilizing a single uniform network, in contrast to services currently available that use multiple providers over several networks with varying technologies and each under the control of separate, not necessarily compatible, network control systems. The HER network's uniform technology enhances service by providing quality and reliability as well as uniformity of features throughout the network.

     Diverse Routing. The HER network architecture includes diverse, redundant routes that are designed to provide high levels of reliability. The network is designed to provide availability of over 99.98% for most routes and to provide customers with a wide range of telecommunications transmission capacity. To achieve this level of reliability without the use of a network similar to the HER network, HER believes that carrier customers would need to purchase additional dedicated circuits to provide for redundancy.

     Rapid Provisioning. HER services provide access to the network, such that additional capacity can be provided to customers on the HER network on a rapid basis. This access provides a level of capabilities that HER believes is unavailable in Europe today. This ability to rapidly provide service is largely due to HER's development of capacity substantially in excess of HER's forecasted requirements.

     - Flexibility. HER services are focused on providing customers flexibility across the network through which the customer may minimize risk by enabling network rerouting, eventually even under customer direct control.

     - Advanced Technology. HER is deploying SDH technology which, by using WDM techniques and hardware, is upgradeable and will permit significant expansion of transmission capacity without increasing the number of fiber pairs in the network. This technology also provides the basis for structuring advanced operating features, such as virtual private network service and ATM-based services. Additionally, the SDH technology deployed by HER may be upgraded.

     - Innovative Pricing. Currently the price of high-bandwidth E1 equivalent circuits on transborder European routes is artificially high and not necessarily related to the cost of such circuits. HER offers competitive pricing. HER also offers highly tailored contract terms and volume discounts, which allow carrier customers to plan more efficiently the fixed costs of their service portfolio. Customers can select varying capacity, access, guaranteed availability and contract terms at competitive prices. Customers sourcing from PTOs are generally limited to order from a very narrow set of capabilities offered under inflexible pricing plans.

     Although HER and GTS have relationships with certain PTOs or other access providers for specific projects, they do not have wide-ranging alliances with any of the major consortia or large Western telecommunications companies. Additionally, HER's strategy calls for it to focus on carriers' carrier services, so that it will limit overlap of target markets with its carrier customers in end user markets. HER believes that this independence will make it an attractive service provider for carriers who may otherwise be reluctant to obtain services from other providers of intra-European transport that also may be their competitors in the retail market.

     GTS is considering the expansion of its local exchange business to Western Europe from Central Europe through the acquisition of existing local carriers, the construction of its own local networks, or some combination thereof. If GTS implements this strategy, these local networks could be integrated with hubs and gateways operated by GTS and could enter into contractual or other arrangements with HER. It is unknown whether this strategy, if consummated, could have an adverse effect on HER's plans to attract PTO's, New Entrants and other customers as an independent carrier's carrier.

SERVICES

     HER's primary service is large capacity cross-border European circuits provided to carriers and service providers over an integrated, managed pan-European network structure thus providing a service for wholesale customers such as PTOs and New Entrants. The HER network will be based on SDH technology, which provides for digital transmission capability upon which a broad range of advanced functionality may be built and which offers network availability, flexibility, bandwidth speeds and error performance not otherwise available to carriers for transport of telecommunications traffic across national borders in Western and Central Europe. The network is designed to provide customers with a wide variety of bandwidth speeds, ranging from VC12/E1 Standard (equivalent to 2.048 Mbps) to STM-1/E4 Standard (equivalent to 155 Mbps) and beyond.

     HER will provide high quality cross-border transmission services for licensed or otherwise authorized telecommunications providers. Services are based on the principle of adding greater value than currently available in the market while retaining competitive prices.

     Point-to-Point Transport Service. The current market for cross-border transport is served by IPLCs provided by PTOs. IPLCs are formed by combining half-circuits from two PTOs between customer locations, often with additional PTOs providing transit segments. Under the IPLC service, overall service quality guarantees generally are not provided and only a limited range of bandwidth is available, usually only E1 and in certain instances, E3. The Company believes that HER's Point-to-Point Transport Service will be a major improvement to the PTO-based approach because it provides a greater range of bandwidths (from 2 Mbps (E1 or VC-12) to 140/155 Mbps (E4 or VC-4)) and allows customers to choose a service level agreement with guarantees appropriate for their applications, including guarantees for on-time service delivery and service availability.

     Point-to-Point Transport Service consists of two services, "Integrated" and "Node-to-Node." The HER "Integrated" service provides an end-to-end service between customer-specified locations where the customer can request for HER to arrange for "last mile" services from the HER node location to the customer's location. The HER "Node-to-Node" service can be selected when the customer prefers to provide its own services to reach the local HER node location. In Node-to-Node Service, HER guarantees service only on its portion of the network between HER nodes. Both services are competitively priced relative to current service offerings. A premium is charged for the highest guaranteed level of service which incorporates an end-to-end, fully diverse, protected, "Integrated" service. The customer can choose flexible contract terms from one to five or more years' duration, with volume discount schemes designed to ensure that HER remains a cost-effective solution.

     Virtual Infrastructure Service. Carriers and operators that plan to expand their operations to become pan-European service providers as the European marketplace is liberalized require a flexible and cost-effective means of telecommunications transport. To date such service providers obtain international transport service by leasing IPLCs. Leasing IPLCs requires a carrier to lease channels on a segment-by-segment basis from multiple PTOs, linking the target cities under arrangements having fixed capacity and pricing structure for each segment of the carrier's network. Leasing IPLCs has several disadvantages, including (i) difficulty in obtaining discount/volume pricing schemes since there is no single provider of pan-European coverage, (ii) delays in implementation due to numerous contractual negotiations and having to interconnect numerous IPLCs, (iii) limited availability of pan-European leased capacity at high bandwidth and (iv) variability of quality due to multiple operators and the absence of a single uniform network. Operators could also construct their own network, which is expensive, time-consuming and complex and which may not be justified by such operators' traffic volume.

     HER's Virtual Infrastructure Service will offer a new solution and an attractive alternative to leasing IPLCs or building infrastructure. This service will enable HER's customers to obtain a uniform pan-European or cross-border network under one service agreement by allowing the customer to select any number of cities along the HER network at a pricing structure based on the overall amount of leased capacity for the customer's entire network. The key feature behind Virtual Infrastructure Service is that it gives the customer the ability to add or reconfigure capacity in 24 hours between locations connected in the Virtual Infrastructure Service, thereby enabling the customers to respond almost immediately to changes in traffic. By being able to transfer capacity among the network routes, HER's customers are able to avoid over- and under-utilization of leased channels. This service offering provides a customer with the benefits of ownership (rapid provisioning, freedom to rearrange and control) with a "pay-as-you-go" managed service offering, without the burdens of up-front investment and costs required to build a network, and without having to manage the on-going maintenance and operation of the network.

     The service would be delivered through pre-installed physical facilities at each of the customer locations. These facilities are designed to ensure that most growth or changes in customer requirements can be addressed purely by remote logical reconfiguration from the HER Network Operations Center. This remote network management ability is inherent in SDH technology and allows rapid provisioning and high quality of service.

     Ring Service. Most medium to large carriers and operators purchase network capacity in excess of actual requirements, and prefer to have physical configuration control over their networks. The HER Ring Service connects multiple customer locations with multiple VC-4 paths in a ring configuration. The customer has direct control over the configuration of the VC-3 and VC-12 paths within the ring, and has exclusive control over the routing. Additional ring capacity can be added with no service interruption and additional customer locations may be added to the ring with minimal service interruption. Because HER is not required to configure 'idle" bandwidth or to manage the 'SDH subnet" this service can be provided at a very competitive rate vis-a-vis other point-to-point services.

     Sales and marketing of HER's services are conducted through its sales and marketing department, which includes a director and senior sales managers responsible for various regions and customer segments. Additionally, HER expects that certain of its infrastructure providers that develop domestic telecommunications businesses, or other local network access providers, can provide an effective distribution channel to smaller carrier customers.

PRICING

     Currently the price of cross-border pan-European calls are often significantly higher than the underlying cost of transport and terminating such calls and higher than the price of intra-country calls or transborder calls to and from liberalized markets. The low cost of operating the network enables HER to attractively and competitively price services in the face of declining overall tariffs for telecommunication services. HER's low-cost basis is due to, among other things, its use of up-to-date technology without the burden of legacy networks, which requires fewer employees to operate.

     The term of a typical customer agreement currently ranges from 1 to 3 years. The customer agrees to purchase, and HER agrees to provide, cross-border transmission services. In general the customer agrees to pay certain non-recurring charges upfront and recurring charges on an annual basis, payable in twelve monthly installments. If the customer terminates the service order prior to the end of the contract term, it is generally required to pay HER a cancellation charge equal to three months service for each of the twelve months remaining in the contract term. HER guarantees transmission services to a certain service level. If such levels are not met or HER fails to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link.

CUSTOMERS

     HER's high capacity, SDH-based fiber optic network is designed to enable PTOs and New Entrants to integrate high quality, cross-border capacity into their end user offerings. As of January 1998, twenty customers were under contract for service on the HER network, including PTOs, a global consortium of PTOs, Internet service providers, an international carrier, value added network ("VANs") and resellers. HER provided capacity of approximately 446 E1 equivalent circuits as of January 1998. The type and quality of HER's customers validates the concept of the HER network, and illustrates the type of customers who will be attracted to the full network. The success of this limited network also demonstrates the demand for cross-border transport services. In total, HER is targeting seven major market segments or customer groups which can be characterized as follows:

     - Existing PTOs. This customer segment consists of the traditional European PTOs that generally participate in the standard bilateral agreements for cross-border connectivity. Hermes provides a vehicle for PTOs to compete in non-domestic markets both before and after January 1, 1998. As of January 1, 1998, both reserved and non-reserved traffic can be transported by alternative infrastructure providers, thus vastly expanding the available PTO market for HER.

     - Global Consortia of Telecommunications Operators. Many of the largest PTOs and international carriers have pooled resources and formed consortia in order to compete more effectively in important telecommunications markets such as those in Western Europe particularly outside their home markets. Prior to liberalization of the provision of switched voice services in Western European markets, one of the primary objectives of these consortia is to provide non-reserved pan- European services to multinational business customers, including X.25/frame relay (high speed data network) service and closed-user group voice services. Under the current regulatory framework, consortia would otherwise be required to purchase leased lines at negotiated retail rates, even within their home countries. HER believes that it provides an attractive alternative at better pricing in those environments where such a consortium does not already own its infrastructure. Furthermore, HER believes that it is well positioned to provide cross-border connectivity between different domestic infrastructures of these alliances.

     - International Carriers. This customer segment consists of non-European carriers with traffic between European and other international gateways. Such carriers include Teleglobe, GTS-Monaco Access and eventually the U.S. Regional Bell Operating Companies. HER can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other hubs.

     - Alternative Carriers. This segment consists of second carriers, cable TV and mobile carriers and competitive access providers. These new carriers have chosen to compete with the incumbent PTOs in their respective countries, and the Company believes that they would look favorably to an alternative such as HER. HER believes that this segment will sustain the largest growth as competition emerges in Europe. HER also believes that non-PTO competitors in Europe will prefer to use a non-PTO alternative like HER to meet their cross-border telecommunication transport needs.

     - Internet Backbone Networks. Internet backbone networks are a fast emerging segment and are expected to generate significant requirements for the services HER offers. These require large capacity international connectivity services between Internet nodes (point of interconnection between local Internet service providers) in all local European markets. The Internet segment is experiencing significant growth in demand for transmission capacity.

     - Resellers. Resellers are carriers that do not own transmission facilities, but obtain communications services from another carrier for resale to the public. Resellers are also a growing segment of the market and are expected to increase in conjunction with the liberalization of the European telecommunications market. In the U.S., for example, resellers were a significant factor in the expansion of competition.

     - VANs and other Service Providers. VANs are data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions. VANs' basic network transmission requirement is to connect data switches or processors. VANs currently purchase their own international circuits and build additional resiliency into their network infrastructure. HER will allow them to meet these needs cost-effectively, and to extend their services to new markets or customers without substantial capital investment.

     HER expects that additional demand for alternative service providers will come from increased usage of dedicated circuits for Internet access, private lines for the deployment of wide-area networks by large corporations, "single source" local and long distance services by small and medium-sized businesses and emerging broad band applications such as cable TV programming distribution (other than broadcast) to the end user.

NETWORK DESIGN

     Network Architecture. The network architecture is based on a highly meshed flat topology which covers a wide geographical area with large distances between individual network nodes. This architecture allows rerouting of traffic at electronic speeds in the event of a network failure. This approach also lowers network cost by enabling each node to be sized to match anticipated traffic volumes rather than to a standard capacity. Individual nodes can be configured to connect any trunk to any other in the nodes, thus enabling efficient transmission of traffic. Each node will be connected to at least two other nodes enabling rerouting of traffic in the event of a network failure. HER believes that its network will be the first cross border pan-European network with such redundancy.

     The HER network has been designed to be controlled by a single network management center and supported by advanced operational support systems. A centralized network center can pinpoint overloaded pathways or malfunctioning circuitry and reroute traffic much more quickly than networks controlled by separate network centers operated by PTOs in different countries. HER primarily uses Alcatel for the supply of transmission equipment and network management systems. HER's advanced operational support systems allow it to correct network failures and isolate equipment faults with greater speed and at a lower cost than is the case with heterogeneous multi-operator networks. Critical elements of the network, including network maintenance and control systems, are designed with redundancy in order to ensure a high quality of service. The network design has several important resilience features including: multiple paths to each node, built-in hardware redundancy and redundant power supplies. For all network routings, there will be at least two paths. Should service failure occur on one route, the network is designed to automatically re-route traffic to another route. HER believes that these techniques will result in performance of 99.98 percent or better for premium service customers for most routes.

     HER expects to operate the entire network and to own substantially all of the network equipment as well as some segments of the fiber optic cable. A substantial part of the fiber is leased on a long-term basis. Long-term leases for fiber are advantageous to HER because they reduce the capital expense burden of building large quantities of capacity before they can be used. Where HER leases dark fiber, the infrastructure provider will generally be responsible for maintaining such fiber optic cable. HER will enter into agreements with Alcatel and infrastructure providers and other third parties to supply and/or maintain the equipment for the HER network.

     Considerations Pertaining to Technology of the Network. The telecommunications industry is subject to rapid and significant changes in technology and such technological advances may reduce the relative effectiveness of existing technology and equipment. The Company obtains telecommunications equipment from a number of vendors, upon whom it is dependent for the adaptation of such equipment to meet varying local telecommunications standards. The cost of implementation of emerging and future technologies could be significant. There can be no assurance that the Company will maintain competitive services or that the Company will obtain appropriate new technology on a timely basis or on satisfactory terms. Any failure by the Company to maintain competitive services or obtain new technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

     Development and operation of the HER network are also subject to certain technological risks. The network has been designed to utilize SDH technology. While SDH represents an advanced, new transmission technology, HER's ability to upgrade technology from this platform may be important in establishing and/or maintaining a cost advantage over competitive carriers. There can be no assurance that the HER network will achieve the technical specifications for which it was designed or that HER will be able to upgrade the network as technological improvements in telecommunications equipment are introduced. Failure to achieve current specifications for, or future upgrades of, the network may materially and adversely affect the viability of the HER network and could have a material adverse effect on the business and prospects of the Company.

     Network Capacity. The network will consist of Synchronous Digital Hierarchy ("SDH") STM-16 links managed by equipment and operating centers owned by HER and running on dark fiber leased from infrastructure providers or built by HER on leased rights of way. Each line system and multiplexer works initially at the
2.5 Gbps (STM-16) level. The most important types of equipment used or to be used in this network are Add- Drop Multiplexors ("ADMs") and regenerators and a variety of optical amplifiers for boosting optical signals. The STM-16 links are expected, where needed, to be upgraded to STM-64. Furthermore, fibers will be multiplexed using WDM, also as required. Additional capacity can be achieved by adding new fiber accesses to a given city over alternative routes, thereby achieving more meshing and the resulting improved network availability.

     Network Agreements. HER has entered into agreements and letters of intent with various infrastructure providers for construction and/or dark fiber lease of portions of the HER network. HER's agreements for leases of portions of the network typically required the infrastructure provider to provide a certain number of pairs of dark fiber and node and/or regenerator sites along the network route commencing on certain dates provided by HER. The term of a lease agreement typically ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. HER is allowed to use the cable for the transmission of messages and in other ways, including increasing capacity. The infrastructure provider also provides space for the location of equipment and spare parts and guarantees the provision of power and other utilities together with environmental controls and security to ensure the proper functioning of the equipment. The infrastructure provider is typically responsible for maintenance of the cable and the provision of first line maintenance to equipment and permits HER access to such facilities. Access arrangements to the nodes are also provided so that connection may be made to HER customers or to the rest of the network. An agreement also provides for an annual price for the provision of fiber and for the facilities and maintenance. The agreements typically provide for termination by the parties only for material breach, with a 90 day minimum cure period. The agreements typically contain a transition period after termination of the agreement to allow HER to continue to serve its customers until it can reach agreement with an alternative infrastructure provider.

     Local Access. Access to the HER network will be provided to clients through SDH access lines including at the STM-1 or STM-4 level. However, customers who continue to use the older PDH technology may also access the HER network. In each city, as a HER point of presence is deployed, HER may contract with a local access network supplier for "last mile" services to customer locations. HER will not invest in building local access infrastructure but such connectivity can be supplied on a case-by-case basis via preferred local access partner arrangements. Currently Telfort in the Netherlands and Belgacom in Belgium are providing local access to the operating Amsterdam-Brussels route. In London and Paris, HER has contracted with local access providers to connect the HER network to intra-city networks in those cities. Pursuant to this agreement, HER can offer its carrier customers local connectivity in those cities. Various Local Access Network Suppliers may also be interested in HER for the purpose of linking the business centers in which they are active. Therefore, the Company believes that the relationships between HER and local access network suppliers can benefit both parties.

     Network Routes. HER's planning dates for operation in certain cities and kilometers covered by the initial network in the first five countries and Switzerland are set forth below.

Expected to be operational as of:

April 30, 1998 -- Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Strasbourg, Frankfurt, Zurich and Geneva -- covering approximately 3,000 kilometers.

June 30, 1998 -- Above cities and Dusseldorf, Stuttgart and Munich -- covering approximately 3,800 kilometers.

     HER expects to have an aggregate of approximately 10,000 kilometers completed at the end of 1998 and the entire 18,000 kilometer network completed by the year 2000. Hermes also plans to lease capacity on a transatlantic cable linking the European network with North America in 1999.

     The routes planned to be operational in the second quarter of 1998 are currently under construction. "Under construction" means that with respect to each of the segments that make up each of these routes, one of the following is occurring: (i) HER has contracted to build or is contracting to build the fiber optic cable segment, and (ii) HER has leased or will lease such segment of dark fiber optic cable from a third party who has built or is currently building such segment. The dates set forth above may be subject to delays due to a variety of factors, many of which are beyond the control of the Company.

     HER is deploying the network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. The rights-of-way of HER-built portions of the network will be provided pursuant to long-term leases or other arrangements entered into with railways, highway commissions, pipeline owners, utilities or others. It is the policy of HER to evaluate multiple alternative infrastructure suppliers in order to maximize flexibility. As a result of its network development activities to date, HER has gained access to infrastructure for its network routes which, in certain cases, HER believes will be difficult for its competitors to duplicate.

COMPETITION

     The European and international telecommunications industries are competitive. HER's success depends upon its ability to compete with a variety of other telecommunications providers offering or seeking to offer cross-border services, including (i) the respective PTO in each country in which HER operates and (ii) global alliances among some of the world's largest telecommunications carriers. HER expects that some of these potential competitors may also become its customers. HER believes that the ongoing liberalization of the European telecommunications market will attract New Entrants to the market and increase the intensity of competition. Competitors in the market compete primarily on the basis of price and quality. HER intends to focus on these factors and on service innovation as well. HER business plan anticipates substantial head-to-head competition as well as indirect competition.

     WorldCom, Inc. ("WorldCom") recently announced plans to construct a pan-European fiber network, the first phase of which is expected to connect London, Amsterdam, Frankfurt, Brussels and Paris by early 1998. Although the Company believes that the proposed WorldCom pan-European network is primarily intended to carry WorldCom traffic, WorldCom has stated that any excess capacity on such network will be used to provide a competitive carrier's carrier service.

     Viatel, Inc. ("Viatel") also recently announced its intention to build a pan-European fiber optic network connecting select cities in Belgium, France, the Netherlands and the United Kingdom. Excess capacity would be available for other carriers. Viatel has stated that, assuming that it obtains necessary financing, construction would begin in spring 1998 and the network would become operational in 1999.

     In addition, Esprit Telecom Group plc also recently announced plans to construct an SDH fiber optic ring network that will connect the United Kingdom, France, the Netherlands and Belgium.

     HER also competes with respect to its "point-to-point" transborder service offering against circuits currently provided by PTOs through International Private Leased Circuits. In addition, the liberalization of the European telecommunications market is likely to attract additional entrants to both the "point-to-point" and other telecommunications markets.

     If HER's competitors, many of whom possess greater technical, financial and other resources than HER, devote significant resources to the provision of pan-European, cross-border telecommunications transport services to carriers, such action could have a material adverse effect on HER's business, financial condition and results of operations. There can be no assurance that HER will be able to compete successfully against such new or existing competitors.

HER RECAPITALIZATION

     During 1997, HER completed a recapitalization (the "HER Recapitalization"), wherein HER extended rights to subscribe to additional shares of HER to GTS-Hermes, HIT Rail and the eleven railways comprising the HIT Rail consortium. Pursuant thereto, GTS-Hermes and two of the eleven railways that comprise the HIT Rail consortium have exercised their subscription rights, while HIT Rail and the other nine railways have declined to exercise their subscription rights. HER has issued (i) 150,592 shares to GTS-Hermes in exchange for the conversion of loans and additional consideration, (ii) 24,007 shares to HIT Rail in exchange for the conversion of loans, (iii) 11,424 shares to Societe Nationale des Chemins de Fer Belges S.A. de Droit Public/Nationale Maatschappij der Belgische Spoorwegen N.V. Van Publiek Recht (the Belgian national railway) ("SNCB/NMBS") and (iv) 4,365 shares to AB Swed Carrier (a wholly owned subsidiary of SJ, the Swedish national railway). As a result, GTS-Hermes owns 79.1%, HIT Rail owns approximately 12.6%, SNCB/NMBS owns 6.0% and AB Swed Carrier owns 2.3% of the issued HER shares. Pursuant to the HER Recapitalization, HER, GTS-Hermes, HIT Rail, SNCB/NMBS and AB Swed Carrier have executed a new Shareholders Agreement, the principal terms of which are set forth below. In March 1998, HIT Rail sold all its shares in HER to GTS-Hermes, SNCB/NMBS and AB Swed Carrier. As a result of such sale, GTS-Hermes, SNCB/NMBS and Swed Carrier currently own 170,307, 13,610, and 6,551 shares of HER, respectively, or 89.42%, 7.15%, and 3.44%, respectively, of HER.

     Under the new Shareholders Agreement, actions to be taken by shareholders will be adopted by a simple majority vote with the exception of certain actions which will require at least 85% of the votes cast: (i) purchase by HER of its own shares and any redemption thereof, (ii) exclusion of preemptive rights in the case of the issuance of new shares and the transfer of shares held by HER, except in the event of a public listing of the shares or of new shares or of an offering of shares or options on new shares (warrants) to professional investors in order to obtain further funding, (iii) winding up or dissolution of HER, (iv) any amendment to the articles of association other than those pertaining to increases in the authorized capital of HER or to convert HER into an N.V. ("Naamloze Vennootschap") to enable a public listing of shares or new shares,
(v) any amendment to the scope of HER's business, (vi) the declaration of dividends and (vii) the admission of new shareholders to the Shareholders Agreement. In addition, the Shareholders Agreement provides that (a) if GTS-Hermes is the owner of at least 50% of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors or (b) if GTS-Hermes is the owner of at least two-thirds of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors plus one member more, appointed pursuant to nominations by all other shareholders. As long as HIT Rail is the owner of at least one share, HIT Rail will be entitled to make a binding nomination for the appointment of at least one member of the Supervisory Board. The Shareholders Agreement also provides that shareholders who participated in the capital restructuring other than GTS-Hermes and HIT Rail with a shareholding of at least 6.8% subject to adjustment in the discretion of the other shareholders will be entitled to make a binding nomination for the appointment of one member of the Board of Supervisory Directors. Shareholders who participated in the capital restructuring other than GTS-Hermes and HIT Rail who hold fewer than 6.8% of the issued share capital of HER will be entitled on a rotating basis to make one binding nomination for the appointment of a member of the Board of Supervisory Directors for two-year periods. As a result of the March 1998, sale by HIT Rail of all its shares, HIT Rail no longer has any rights or obligations, except as set forth below, under the Shareholders Agreement and GTS-Hermes, acting alone, can approve all the matters described above which require an 85% HER shareholder vote.

  Articles of Association and Shareholders Agreement

     Under the Articles of Association and the Shareholders Agreement, HER's shareholders have preemptive rights in connection with issuances of ordinary shares and options on shares to be issued in proportion to the total nominal value of the shares held by each of them. Preemptive rights can be exercised for four weeks after the date the notice of the offer is received by the shareholders.

     The Shareholders Agreement provides that HER or its designated vendor will provide fiber capacity in its network for use by the shareholders of HER on fair commercial terms, use, quantity and price to be negotiated on a bilateral basis. In the Shareholders Agreement, HIT Rail has covenanted to (i) use its best efforts to establish such commercial agreements between individual HIT Rail shareholders and HER, to obtain rights of way from individual HIT Rail shareholders and to cooperate in obtaining such licenses as may advance the business of HER, (ii) use its best efforts to ensure that the HIT Rail shareholders cooperate in obtaining such license in accordance with the business plan of HER and as may be necessary or advisable in furtherance of HER's business, (iii) will not, so long as both HIT Rail and GTS-Hermes are shareholders of HER and for one year after HIT Rail ceases to be a shareholder, agree with any entity other than GTS-Hermes or HER to assist or cooperate in the development of any pan-European telecommunications operator and (iv) use its best efforts to obtain on HER's behalf such materials as may be required and arrange inspection visits of selected rights of way for the purpose of making initial cost estimates.

     The foregoing summary of the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the Shareholders Agreement, which is an Exhibit to this Report.

LICENSES AND REGULATORY ISSUES

     A summary discussion of the regulatory framework in the countries of the network in the first five countries and the next five countries into which HER expects to develop the network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     National authorities in individual member states of the EU are responsible for regulating the operation (and in some cases the construction) of telecommunications infrastructure. HER believes that the adoption of the Full Competition Directive and the various related Directives adopted by the European Parliament and the Council of the EU have resulted in the removal of most regulatory barriers to the operation of telecommunications infrastructure in the countries of the initial network in the first five countries.

     HER requires licenses, authorizations or registrations in all countries to operate the network. There can be no assurance that HER will be able to obtain such licenses, authorizations or registrations or that HER's operations will not become subject to other regulatory, authorization or registration requirements in the countries in which it plans to operate. Licenses, authorizations or registrations have been obtained in the United Kingdom, the Netherlands, Belgium, France and Germany and a trial concession has been granted in Switzerland. HER intends to file applications in other countries in anticipation of service launch in accordance with the network roll-out plan.

     On June 28, 1990, the European Commission, in an effort to promote competition and efficiency in the European Union, issued a directive (the "1990 Directive") requiring EU member states to immediately liberalize all telecommunication services with the exception of voice telephony to the general public (basic voice services provided over the public switched voice network). This step liberalized value added services and voice services over corporate networks and/or "closed user groups," although the exact definitions of the terms used in the 1990 Directive were not altogether clear.

     On July 22, 1993, the Council of EU agreed that all voice telephony services in EU member states should be liberalized by January 1, 1998 subject to additional transitional periods of up to five years to allow member states with less developed networks to achieve the necessary adjustments. It was agreed that such exemptions would be granted to Spain, Ireland, Greece and Portugal, subject to formal application and satisfaction of certain requirements. Luxembourg, because of the small size of its market, would be eligible for a special transitional period of up to two years.

     In April 1995, a communication from the European Commission sought to clarify the types of services that were liberalized by the 1990 Directive, stating that the burden of proof as to why a service should be considered "reserved" and therefore not open to competition should be upon the PTOs and the regulatory authorities of member states. Along with this statement came the threat of formal procedures under the Treaty of Rome against member states that do not implement the 1990 Directive "within a reasonable time." Procedures have been brought so far against Italy, Greece, Germany and Spain for failing to apply the requirements of the 1990 Directive.

     On March 13, 1996, the European Commission adopted the Full Competition Directive extending the 1990 Directive to all services, requiring that licensing procedures for these services be transparent and non-discriminatory, requiring member states to fully liberalize alternative infrastructure to allow a competitive market for "non-reserved" services such as data, value added services and non-public (closed-user group) switched voice services by July 1, 1996 and mandating open competition in all public telecommunications services, including voice telephony to the general public, by January 1, 1998 (except for countries to which grace periods were granted in accordance with the 1993 Council Resolution).

     On April 10, 1997, the European Parliament and the Council of Ministers adopted a Directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications will be required to be dealt with in a timely fashion. The number of licenses may only be restricted to the extent required to ensure the efficient use of radio frequencies or for the time necessary to make available sufficient numbers in accordance with EC law.

     HER believes that many European countries have revised telecommunications regulations to comply with the 1990 Directive and the Full Competition Directive and that such changes will enhance HER's ability to obtain other necessary regulatory approvals for its operations.

     As a multinational telecommunications company, HER is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services. Local laws and regulations and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which HER operates. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on HER, that domestic or international regulators or third parties will not raise material issues with regard to HER's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on HER. The Company has had favorable experience obtaining, maintaining and renewing licenses in the past. However, there can be no assurance that HER will be able to obtain, maintain or renew licenses to provide the services it currently provides and plans to provide, that such licenses will be issued or renewed on terms or with fees that are commercially viable, or that licenses required by future ventures can be obtained by the Company or its partners. The loss of or a substantial limitation upon the terms of these telecommunications licenses could have a material adverse effect on the Company.

     A substantial portion of HER's strategy is based upon the timely implementation of regulatory liberalization of EU telecommunications market on January 1, 1998 under existing European Community ("EC") directives. Although EU member states have a legal obligation to liberalize their markets in accordance with their requirements, certain more detailed aspects of the EU regulatory framework to apply in the liberalized environment after January 1, 1998 still remain to be adopted. In addition, Ireland, Portugal, Spain, Luxembourg and Greece have been granted extensions from the January 1, 1998 deadline. There can be no assurance that each EU member state will proceed with the expected liberalization on schedule, or at all, or that the trend toward liberalization will not be stopped or reversed in any of the countries. Accordingly, HER faces the risk that it will establish the HER network and make capital expenditures in a given country in anticipation of regulatory liberalization which does not subsequently occur.

     In order to give effect to EC directives in each member state, national governments must pass legislation liberalizing their respective markets. This applies not only to the liberalization requirements set out in existing EC directives, but also to requirements set out in directives which have yet to be adopted. The implementation of EC directives in the telecommunications sector has been inconsistent or ambiguous in some EU member states. Such implementation could limit, constrain or otherwise adversely affect HER's ability to provide certain services. Furthermore, national governments may not necessarily pass legislation implementing an EC directive in the form required, or at all, or may pass such legislation only after a significant delay. Even if a national legislature enacts appropriate regulation within the time frame established by the EU, there may be significant resistance to the implementation of such legislation from PTOs, regulators, trade unions and other sources. Further, HER's provision of services in Europe may be materially adversely affected if any EU member state imposes greater restrictions on non-EU international services than on international services within the EU. These and other potential obstacles to liberalization could have a material adverse effect on HER's operations by preventing HER from establishing its network as currently intended, as well as a material adverse effect on the Company.

     The regulatory framework in certain jurisdictions in which HER provides its services is briefly described below.

  United Kingdom

     Since the elimination in 1991 of the United Kingdom telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of Oftel, the United Kingdom telecommunications regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom has already liberalized its market beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. HER has received a license from the Secretary of State for Trade and Industry which grants it the right to run a telecommunications system or systems in the United Kingdom connected to an overseas telecommunications system and to provide international services over such systems. Like the licenses granted to other providers of international facilities-based services, the license granted to HER on December 18, 1996 was for an initial six months' duration and thereafter is subject to revocation on one month's notice in writing. The short duration of these initial licenses was adopted for administrative convenience on the opening-up of the United Kingdom market for international facilities-based services. The Department of Trade and Industry ("DTI") has confirmed that it intends to replace the initial licenses with new licenses and that it would not normally expect to revoke an initial license without replacing it with another license giving an equivalent authorization. The DTI is currently discussing with license holders the arrangements to put these new licenses into effect and although the DTI has indicated that the new licenses are expected to be of 25 years duration, there can be no certainty that this will be the case or that the new licenses will not contain terms or conditions unfavorable to HER.

  The Netherlands

     On July 1, 1997 the Dutch government abolished the prohibition on the use of fixed infrastructure for the provision of public voice telephony, thereby complying with the requirements of the Full Competition Directive six months ahead of schedule. On August 1, 1996, HER was granted a license for the installation, maintenance and use of a fixed telecommunications infrastructure.

     An entirely new Telecommunications Bill was introduced to the Second Chamber (the House of Representatives) of the Parliament on September 15, 1997. The new Telecommunications Act is intended to confirm the full liberalization of the telecommunications market according to European Community standards. It is not expected that the new Telecommunications Act will detrimentally affect the conduct of business by HER.

  Belgium

     Belgium has implemented the "alternative infrastructure" provider provision of the Full Competition Directive. The decision-making process regarding the adoption of the full package of liberalization legislation (including licensing regimes for voice telephony and public network infrastructure) is in the final stages and is anticipated to be completed by mid - 1998.] Given the fact that the implementation of the EC Directives is late, the Belgian authorities have made public that they will work during the first months of 1998 with a system of provisional licenses. HER has obtained, through a wholly-owned subsidiary, a license from the

Belgian regulatory authority to provide liberalized services using alternative infrastructure and is currently operating under its license in Belgium on the Brussels-Amsterdam route. HER also has authorization to build infrastructure between major Belgian population centers and the relevant border crossings. The liberalization legislation is expected to require all previously licensed operators to apply for new licenses or authorizations. HER expects that, in such event, its existing licenses and authorizations would be renewed in due course, although there can be no assurance that this will be the case.

  Germany

     Germany has approved legislation to implement the Full Competition Directive and remove all remaining restrictions on competition from January 1998. HER was granted a license by the German regulatory authorities on July 18, 1997. The license permits HER to operate the portions of the network in Germany connecting Dusseldorf, Frankfurt and Stuttgart; Dusseldorf to the Dutch border; and Stuttgart to the French and Swiss borders. HER expects to extend its license in Germany as appropriate in order to enable it to operate the remaining portions of the network in Germany.

  France

     A new regulatory agency, the Autorite de Regulation des Telecommunications ("ART"), was established in France effective January 1, 1997. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. HER applied for an authorization to operate its network in specific regions of France, which was approved on October 22, 1997. In October 1997, HER obtained authorization to operate its network in specific regions of France. Such authorization requires prior notification to and approval of the ART of any substantial changes in the capital of HER or its controlling shareholder. HER intends has notified ART of the initial public offering of GTS's common stock and intends to notify the ART of the March 1998 increase to approximately 89% of GTS-Hermes' ownership in HER.

  Switzerland

     The Swiss Parliament has recently passed a new Telecommunications Law which will enter into force on January 1, 1998. Although Switzerland is not a Member State of the EU, the effect of the law is largely to mirror the EC telecommunications liberalization Directives and therefore from that date existing voice telephony monopoly will be abolished and such services will be fully liberalized. An independent national regulatory authority has previously been established. HER obtained a trial concession on October 30, 1997, in order to roll out its network and to provide its services in advance of the full liberalization coming into effect on January 1, 1998. This concession expired on December 31, 1997. HER has filed an application for a concession for the operation of a telecommunications infrastructure and was granted a provisional concession on March 16, 1998. The provisional concession takes retroactive effect as of January 1, 1998 and HER expects that the Swiss regulatory authority will grant HER a final concession by the end of the third quarter 1998. However, no assurance can be given that such new concession will be granted or granted on terms acceptable to HER.

  Italy

     Although in the past Italy has been dilatory in implementing EC liberalization measures, Italy enacted legislation on July 31, 1997 which substantially completes the liberalization of services in accordance with the Full Competition Directive. The Parliament has also approved the creation of an independent national regulatory authority for the telecommunications and audiovisual sectors. The most recent EC liberalization Directives relating to licensing and interconnection has been implemented. HER intends to apply for a license to provide its services in due course.

  Spain

     Under the Full Competition Directive Spain was granted the right to request a delay of up to five years in liberalizing fully its telecommunications market. However, the Spanish government and the European Commission have agreed that full liberalization should take place on December 1, 1998. In order to ensure effective liberalization from that date, the Commission Decision granting the eleven month extension sets out a timetable of interim measures leading up to full liberalization. These measures include the passing of legislation authorizing regional cable operators to provide telecommunications services and the adoption of a new General Telecommunications Bill effectively transposing EC Directives into Spanish law. Further RETEVISION, S.A. has been granted a second national operator's license to compete with the national PTO and Spain has agreed to grant a third national operator license in early 1998. HER intends to apply for a license to provide its services in due course.

  Sweden

     Full liberalization of the Swedish telecommunications market occurred in 1993. A new Telecommunications Act was passed this year to reinforce the powers of the national regulatory authority, to ensure conformity with EC Directives and to supplement the pre-existing licensing regime with a general authorization regime for services other than telephony services, mobile services and leased lines. HER intends to register to provide its services in due course.

  Denmark

     With the liberalization of infrastructure from July 1, 1997 Denmark has fully liberalized its telecommunications markets in accordance with the requirements of the relevant EC Directives. An independent national regulatory authority has been established. According to the Danish rules, HER will not require any regulatory approval in order to install or operate the network in Denmark.

     In addition, to the discussion above, HER intends to file applications in other countries in anticipation of service launch in accordance with the HER network roll-out plan. The terms and conditions of HER's licenses, authorizations or registrations may limit or otherwise affect HER's scope of operations. There can be no assurance that HER will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services it currently provides and plans to provide, that such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or that the licenses, authorizations or registrations required in the future can be obtained by HER. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on HER and the Company.

MANAGING RAPID GROWTH

     As a result of the Company's past and expected continued growth and expansion, significant demands have been placed on the Company's management, operational and financial resources and on its systems and controls. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional telecommunications facilities and expand, train and manage its employee base. Inaccuracies in the Company's forecasts of market demand could result in insufficient or excessive telecommunications facilities and disproportionate fixed expenses for certain of its operations. There can be no assurance that the Company will be able to construct and operate the entire HER network as currently planned, expand with the markets in which its ventures are currently operating or expand into additional markets at the rate presently planned by the Company, or that any existing regulatory barriers to such expansion will be reduced or eliminated. As the Company proceeds with its development and expansion, there will be additional demands on the Company's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that the operating and financial control systems and infrastructure of the Company and its ventures will be adequate to maintain and effectively manage future growth. The failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially and adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

     On December 31, 1997, HER employed a total of 130 persons. The Company believes its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are good.

     Although HER's employees are not unionized, unions represent employees of the Company's railroad partners in HER. Under the agreements contemplated between HER and its railroad partners, some of these employees will be required to construct and maintain certain portions of the HER network. There can be no assurances that unionized employees of HER's partners will not experience labor unrest.

GLOSSARY OF TELECOMMUNICATIONS INDUSTRY TERMS

     Accounting Rate Mechanism (ARM) -- The current system of bilateral settlement agreements between PTOs under which tariffs for cross-border pan-European-switched voice traffic are determined.

     Add-drop multiplexer (ADM) -- A multiplexer which controls cross connect between individual circuits by software, permitting dynamic cross connect of individual 64 kbps circuits within an E-1 line.

     Asynchronous Transfer Mode (ATM) -- A switching and transmission technology that is one of general class of packet technologies that relay traffic by way of an address contained within the first five bits of a switching and transmission of mixed voice, data, and video at varying rates. The ATM format can be used by many different information systems, including LANs.

     Bps -- Bits per second; the basic measuring unit of speed in a digital transmission system; the number of bits that a transmission facility can convey between a sending location and a receiving location in one second.

     Backbone -- The through-portions of a transmission network, as opposed to spurs which branch off the through-portions.

     Bandwidth -- The information-carrying capability of a transmission medium is measured by its bandwidth, which is the relative range of frequencies that can be passed without distortion by such medium. Bandwidth is measured in Hertz, but may also be expressed as the number of bits that can be transmitted per second.

     Capacity -- Refers to transmission.

     Carrier -- A provider of communications transmission services by fiber, wire, or radio.

     CCIT -- International Telegraph and Telephone Consultative Committee.

     Closed User Group -- A group of customers with some affiliation with one another and which are treated for regulatory purposes as not being the public.

     Competitive Local Telecommunications Provider -- A company that provides its customers with an alternative to the local telephone company for local transport of private line, special access and transport of switched access telecommunications services. Competitive Local Telecommunications Providers are also referred to in the industry as alternative local telecommunications service providers (ALTS), Competitive Access Providers (CAPs) and Competitive Local Exchange Carriers (CLECs).

     Dark Fiber -- Fiber that lacks the requisite electronic and optronic equipment necessary to use the fiber for transmission.

     Dedicated -- Refers to telecommunications lines dedicated to or reserved for use by particular customers along predetermined routes (in contrast to telecommunications lines within the local telephone company's public switched network).

     Digital -- Describes a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

     E1 -- Data transmission rate of approximately 2 Mbps.

     E3 -- Data transmission rate of approximately 34 Mbps.

     Enhanced Network Services -- Telecommunications services providing digital connectivity, primarily for data applications, via frame relay, ATM, or digital interexchange private line facilities. Enhanced network services also include applications on such networks, including Internet access and other Internet services.

     Frame Relay -- A wide area transport technology that organizes data into units called frames instead of providing fixed bandwidth as with private lines. A high-speed, data-packet switching service used to transmit data between computers. Frame Relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per second. This service is well-suited for connecting local area networks, but is not presently well-suited for voice and video applications due to the variable delays which can occur. Frame Relay was designed to operate at high speeds on modern fiber optic networks.

     Gbps -- Gigabits per second, which is a measurement of speed for digital signal transmission expressed in billions of bits per second.

     GSM -- Global System for Mobile Communications, formerly known as Groupe Speciale Mobile. GSM began as a pan-European standard for digital cellular systems. The name was changed to reflect the fact that the standard has been adopted by several countries in Asia.

     Hertz -- The unit for measuring the frequency with which an electromagnetic signal cycles through the zero-value state between lowest and highest states. One Hz (Hertz) equals one cycle per second. kHz (kilohertz) stands for thousands of Hertz; MHz (megahertz) stands for millions of Hertz.

     Interconnect -- Connection of a telecommunications device of service to the PSTN.

     Interconnection -- Connection of a piece of telephone equipment to the telephone network, or a data terminal to a data communications network. Also refers to the connection of one communications network to another so that users of one network can communicate with users of another network.

     International Simple Resale -- Refers to the wholesale purchase of IPLCs from facilities-based carriers and the reselling of such capacity to customers for switched telephone service.

     IPLC -- International Private Leased Circuits.

     ITU -- International Telecommunications Union; a United Nations treaty organization whose purpose is to accredit international telecommunications standards. ITU signatories can turn ITU-approved standards into law through international treaties such as the treaties governing use of the radio spectrum for international satellite telecommunications and broadcasting.

     Kbps -- Kilobits per second, which is a measurement of speed for digital signal transmission expressed in thousands of bits per second.

     Local Area Network (LAN) -- The interconnection of computers for the purpose of sharing files, programs and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs. LANs are generally confined to a single customer's premises and may be extended or interconnected to other locations through the use of bridges and routers.

     Local Loop -- The local loop is that portion of the local telephone network that connects the customer's premises to the local exchange provider's central office or switching center. This includes all the facilities starting from the customer premise interface which connects to the inside wiring and equipment at the customer premise to a terminating point within the switching wire center.

     Mbps -- Megabits per second, which is a measurement of speed for digital signal transmission expressed in millions of bits per second.

     Multiplexing -- The use of some means to inter-leave narrow-band or slow-speed data from multiple sources in order to make use of a wide-band or high-speed channel.

     Nodes -- Locations within the network housing electronic equipment and/or switches which serve as intermediate connection points to send and receive transmission signals.

     Plesiochronous Digital Hierarchy (PDH) -- A method of controlling the timing between transmission and switching systems that is not synchronized but rather relies on highly accurate clocks to minimize the slip rates between switching nodes.

     Points of Presence (POPs) -- Locations where a carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that carrier.

     PSTN -- Public switched telecommunications network.

     Public Telecommunication Operator (PTO) -- A licensed telecommunications common carrier.

     Redundant Electronics -- Describes a telecommunications facility using two separate electronic devices to transmit the telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

     Regeneration/amplifier -- Devices which automatically re-transmit or boost signals on an out-bound circuit.

     Route Kilometers -- The number of kilometers along which fiber optic cables are installed.

     Route Mile -- The number of miles along which fiber optic cables are installed.

     STM-1 -- Data transmission rate of approximately 155 Mbps.

     STM-4 -- Data transmission rate of approximately 622 Mbps.

     STM-16 -- Data transmission of approximately 2,488 Mbps.

     STM-64 -- Data transmission rate of approximately 9,952 Mbps.

     Switch -- A mechanical or electronic device that opens or closes circuits or selects the paths or circuits to be used for the transmission of information. Switching is a process of linking different circuits to create a temporary transmission path between users.

     Synchronous Digital Hierarchy (SDH) -- SDH is a set of standards for optical communications transmission systems that define optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SDH facilitates the interoperability of dissimilar vendors' equipment and benefits customers by minimizing the equipment necessary for telecommunications applications. SDH also improves the reliability of the local loop connecting customers' premises to the local exchange provider, historically one of the weakest links in the service delivery.

     Time Divisions Multiplexing (TDM) -- A multiplexing technique allowing multiple signals to be carried simultaneously on a fiber by allocating resources on a time interval basis.

     Trunk -- A telephone circuit with a switch at both ends. A trunk may connect two central office switches, or two PBXs, or a PBX and a central office switch.

     Wavelength Division Multiplexing (WDM) -- A multiplexing technique allowing multiple different signals to be carried simultaneously on a fiber by allocating resources according to frequency on non-overlapping frequency bands.

     X.25 -- A CCITT standard governing the interface between data terminals and data circuit termination equipment for terminals on packet-switched data networks.

ITEM 2. PROPERTIES

     The Company leases, under long-term leases, office space to serve as sales office and/or administrative facilities, including its 14,760 square-foot headquarters just outside of Brussels, Belgium.

     HER leases, under long-term leases, portions of railroad, utility and other rights-of-way for its fiber-optic routes. HER is creating a fiber optic network consisting of optical fiber pairs, which are leased under long-term leases, and technical sites leased under long-term leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings that it believes will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were not any matters that were submitted to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As discussed under "Business -- HER Recapitalization," HER's common equity is privately held and not traded on any United States or foreign exchange or market.

     As of March 31, 1998, the Company's common equity was held by three holders of record.

     The Company has not paid any dividend on its common stock and does not intend to pay dividends in the foreseeable future. In addition, the indenture governing the Company's 11 1/2% Senior Notes due 2007 contains restrictions on the making of restricted payments (in the form of the declaration of certain dividends or distributions, the purchase, redemption or other acquisition of any capital stock of the Company, the payments of principal on any Subordinated Indebtedness, as defined in such indenture, prior to any scheduled payment or maturity, unless (A) no Default or Event of Default, as defined in the indenture, shall have occurred and be continuing, (B) the Company is able immediately after giving effect to such a restricted payment to satisfy an incurrence of indebtedness test and (C) the aggregate of any restricted payments do not exceed the Basket, as defined in the indenture. In addition, the Company and certain operating subsidiaries of the Company may enter into future financings, the terms of which may include dividend restrictions.

     During the year ended December 31, 1997 the Company issued securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") as described under "Business -- HER Recapitalization." In addition, in August 1997, HER sold $265 million aggregate principal amount of its 11 1/2% Senior Notes due 2007 (the "Notes") at a purchase price of 100%, pursuant to a purchase agreement. Donaldson, Lufkin and Jenrette Securities Corporation, UBS Securities LLC and Lehman Brothers acted as initial purchasers under such purchase agreement and resold the Notes to a limited number of qualified institutional buyers as defined in Rule 144A under the Securities Act and to non-U.S. persons outside the United States. Exemption from registration was claimed under Rule 144A and Regulation S under the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company presented below under the captions Statement of Operations Data for the years ended December 31, 1994, 1995, 1996 and 1997 and Balance Sheet Data as of December 31, 1995, 1996 and 1997 has been derived from consolidated financial statements of the Company audited by Ernst & Young Reviseurs d'Entreprises S.C.C. The selected consolidated financial data of the Company as of December 31, 1994 have been derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such information for the unaudited periods. The Company did not declare or pay any cash dividends during the periods indicated. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                     1994(1)     1995        1996        1997
                                                     -------    -------    --------    --------
                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues.........................................  $    --    $    --          48    $  5,373
  Operating costs and expenses:
     Cost of revenues..............................       --         --       4,694       9,972
     Selling, general and administrative...........      183      6,637      10,552      18,493
  Loss from operations.............................     (183)    (6,637)    (15,198)    (23,092)
  Other income/(expense):
     Interest income...............................       18        125         508       6,596
     Interest expense..............................       --         (9)       (153)    (12,826)
     Foreign currency (losses) gains...............      (55)        19      (1,126)       (367)
  Net loss.........................................  $  (220)   $(6,502)   $(15,969)   $(29,689)

                                                                AS OF DECEMBER 31,
                                                    ------------------------------------------
                                                     1994      1995        1996        1997
                                                    ------    -------    --------    ---------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Total current assets............................  $  908    $ 6,430    $  7,528      249,325
  Property and equipment, net.....................      47      4,671      20,303      204,944
  Total assets....................................     955     11,101      27,831      495,850
  Total current liabilities.......................      90      6,785      11,915       61,980
  Long-term debt, less current portion............      --         10         499      265,383
  Long-term portion of capital lease
     obligations..................................      --         --          --      117,645
  Total liabilities...............................      90      6,795      12,414      445,008
  Shareholders' loans.............................      --      8,353      34,863           --
  Shareholders' equity............................     866     (4,047)    (19,446)      50,842
OTHER DATA (IN THOUSANDS):
  EBITDA(2).......................................    (233)    (6,607)    (15,666)     (19,704)
  Net cash used in operating activities...........    (167)    (2,655)    (11,540)      (4,417)
  Net cash used in investing activities...........     (52)    (4,405)    (20,781)    (107,466)
  Net cash provided by financing activities.......   1,028     11,644      28,924      317,500

---------------

(1) Although the Company was formed on July 6, 1993, the Company had no operations prior to 1994.

(2) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997, 1996, and 1995. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in the Company's competitive environment, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

     The Company is developing and operating the initial segments of a pan-European high capacity fiber optic network and has been delivering services to customers since November 1996 when the Brussels-Amsterdam route came into operation. During the last quarter of 1997, the cities of London and Paris were added to the network and came into commercial operation.

RESULTS OF OPERATIONS

     Revenue. The Company's consolidated revenues for the year ended December 31, 1997 were $5.4 million. The revenues for the year ended December 31, 1996 were minimal and there were no revenues for the year ended December 31, 1995. The Company's first route, Brussels-Amsterdam, began to generate revenues in the fourth quarter of 1996 and in the fourth quarter of 1997, the Amsterdam-London-Paris routes came into operation and began to generate revenues.

     Cost of Revenue. The Company's cost of revenues for the years ended December 31, 1997 and 1996 were $10.0 million and $4.7 million, respectively. In 1995, the Company had no cost of revenue. The increase in cost of revenues in 1997 as compared with 1996 was associated with the costs related to operating and maintaining the network routes, local access costs, and the depreciation of the in-service network.

     Gross Margin. The Company had a negative gross margin of $(4.6) million for both of the years ended December 31, 1997 and 1996. There were no gross margins for the year ended December 31, 1995. The growth in the Company's revenues in 1997 as compared to 1996 was fully offset by its increase in cost of revenues during the same period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the years ended December 31, 1997, 1996, and 1995 were $18.5 million, $10.6 million and $6.6 million, respectively. The increase since 1995 in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel. The Company had 130 employees as of December 31, 1997 as compared to 101 employees as of December 31, 1996 and 29 employees as of December 31, 1995.

     Interest. Interest expense for the years ended December 31, 1997 and 1996 was $12.8 million and $0.2 million, respectively. Interest expense was minimal for the year ended December 31, 1995. The increase in interest expense in 1997 is attributable to the interest and related costs associated with the issuance in August 1997 of $265 million aggregate principal amount of 11.5% Senior Notes due 2007 (the "Senior Notes").

     Interest income for the years ended December 31, 1997, 1996 and 1995 was $6.6 million, $0.5 million and $0.1 million, respectively. The increase in 1997 was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funding for HER through December 31, 1997 have been cash equity contributions of $103.2 million and net proceeds of $251.3 million from the private placement of the Senior Notes.

     Development of the HER fiber optic network is capital intensive. The build-out of the network is expected to require approximately $290.0 million of capital expenditures, with approximately $35 million required for the initial five country network that is expected to be completed in the second quarter of 1998. See "Business -- Introduction." As of December 31, 1997, approximately $52.2 million has been spent on network capital expenditure. An additional $150.8 million has been capitalized in connection with long-term fiber lease arrangements. In August 1997, HER completed the issuance of $265.0 million aggregate principal amount of the Senior Notes. The Senior Notes are general unsecured obligations of HER. HER currently estimates that its capital resources will be sufficient to fund operations and expected network development through December 1998, at which time it may be required to obtain additional funds. Sources of capital to fund network development after 1998 may include internally generated funds, bank debt and vendor financing. Any failure to obtain necessary financing may require HER to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of HER.

     The Company had a positive working capital balance of $187.3 million as of December 31, 1997 as compared to a negative working capital of $4.4 million at December 31, 1996. The Company had an accumulated deficit of $52.4 million as of December 31, 1997, including net losses of $29.7 million, $16.0 million and $6.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company had cash and cash equivalents of $204.3 million and $2.0 million at December 31, 1997 and 1996, respectively. The Company had $57.8 million and $3.8 million of restricted cash at December 31, 1997 and 1996, respectively, primarily representing the Company's obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes.

     During the years ended December 31, 1997 and 1996, the Company used $4.4 million and $11.5 million, respectively, of cash for operating activities. Cash used for investing activities was $107.5 million and $20.8 million for the years ended December 31, 1997 and 1996, respectively. The use of cash in operating and investing activities reflects the developmental state of the Company's commercial activities and the engineering and equipment costs associated with the initial build-out of the fiber optic network.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company is designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process before the end of 1998. The Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

     In April 1998, the Company consummated a transaction to hedge the foreign exchange exposure resulting from the issuance of the Senior Notes.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of assessing its year 2000 compliance costs and of converting its computer systems to year 2000 compliant software. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                           HERMES EUROPE RAILTEL B.V.

YEAR END FINANCIAL STATEMENTS


Report of Ernst & Young Reviseurs d'Entreprises S.C.C.,
  Independent Auditors......................................    26
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    27
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................    28
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996, and 1997.........................    29
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995, 1996, and 1997.............    30
Notes to Consolidated Financial Statements..................    31

             REPORT OF ERNST & YOUNG REVISEURS D'ENTREPRISES S.C.C.
                              INDEPENDENT AUDITORS

To the Board of Directors and the Shareholders of Hermes Europe Railtel B.V.

     We have audited the accompanying consolidated balance sheets of Hermes Europe Railtel B.V. as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hermes Europe Railtel B.V. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.

                                        Ernst & Young Reviseurs d'Entreprises
                                        S.C.C.
                                        Represented by

                                        L. Swolfs
                                        Partner

Brussels, Belgium
February 26, 1998

                           HERMES EUROPE RAILTEL B.V.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                                                --------------------
Current assets
  Cash and cash equivalents.................................    $  2,013    $204,327
  Restricted cash...........................................       3,840      29,539
  Accounts receivable.......................................          84       2,129
  Due from affiliated companies.............................         491          49
  Other assets..............................................       1,100      13,281
                                                                --------    --------
          Total current assets..............................       7,528     249,325
Property and equipment, net.................................      20,303     204,944
Deferred financing costs, net...............................          --      13,310
Restricted cash.............................................          --      28,271
                                                                --------    --------
          TOTAL ASSETS......................................    $ 27,831    $495,850
                                                                ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................    $  8,476    $ 37,457
  Due to affiliated companies...............................       3,344       1,311
  Deferred income...........................................          24       1,436
  Other current liabilities.................................           8         236
  Debt maturing within one year.............................          63          50
  Current portion of capital lease obligations..............          --      21,490
                                                                --------    --------
          Total current liabilities.........................      11,915      61,980
Long-term debt, less current portion........................         499     265,383
Long-term portion of capital lease obligations..............          --     117,645
                                                                --------    --------
          TOTAL LIABILITIES.................................      12,414     445,008
Commitments and contingencies
Shareholders' loans.........................................      34,863          --

                                SHAREHOLDERS' EQUITY

Common stock, 1000 guilders par value (305 shares authorized and 80 shares issued and outstanding at December 31, 1996;
  297,000 shares authorized and 190,468 shares issued and
  outstanding at December 31, 1997..........................          45      96,757
Additional paid-in capital..................................       2,884      10,130
Cumulative translation adjustment...........................         316      (3,665)
Accumulated deficit.........................................     (22,691)    (52,380)
                                                                --------    --------
          TOTAL SHAREHOLDERS' EQUITY........................     (19,446)     50,842
                                                                --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $ 27,831    $495,850
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1995         1996         1997
                                                              ---------   ----------   ----------
                                                                (IN THOUSANDS, EXCEPT WEIGHTED
                                                              AVERAGE SHARES AND PER SHARE DATA)
Revenues....................................................   $    --     $     48     $  5,373
                                                               -------     --------     --------
Operating costs and expenses:
  Cost of revenues..........................................        --        4,694        9,972
  Selling, general and administrative.......................     6,637       10,552       18,493
                                                               -------     --------     --------
                                                                 6,637       15,246       28,465
                                                               -------     --------     --------
Loss from operations........................................    (6,637)     (15,198)     (23,092)
Other income/(expense):
  Interest income...........................................       125          508        6,596
  Interest expense..........................................        (9)        (153)     (12,826)
  Foreign currency (losses) gains...........................        19       (1,126)        (367)
                                                               -------     --------     --------
                                                                   135         (771)      (6,597)
                                                               -------     --------     --------
Net loss before income taxes................................    (6,502)     (15,969)     (29,689)
Income taxes................................................        --           --           --
                                                               -------     --------     --------
Net loss....................................................   $(6,502)    $(15,969)    $(29,689)
                                                               =======     ========     ========
Net loss per share..........................................   $(90.31)    $(199.61)    $  (0.33)
                                                               =======     ========     ========
Weighted average common shares outstanding..................        72           80       89,957
                                                               =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1995        1996        1997
                                                             -------    --------    ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss...................................................  $(6,502)   $(15,969)   $ (29,689)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................       11         683        4,257
  Deferred interest........................................       --         130           --
  Non-cash compensation....................................       --          --        2,651
  Changes in assets and liabilities:
     Accounts receivable...................................       --         (87)      (2,116)
     Deposits..............................................      (16)       (627)      (9,807)
     Accounts payable and accrued expenses.................    4,364       4,336       30,991
     Other changes in assets and liabilities...............     (512)         (6)        (704)
                                                             -------    --------    ---------
Net cash used in operating activities......................   (2,655)    (11,540)      (4,417)
INVESTING ACTIVITIES
  Purchases of property and equipment......................   (4,405)    (16,807)     (51,830)
  Restricted cash..........................................       --      (3,974)     (55,636)
                                                             -------    --------    ---------
Net cash used in investing activities......................   (4,405)    (20,781)    (107,466)
FINANCING ACTIVITIES
  Proceeds from debt.......................................       19         564      268,678
  Payment of debt issue costs..............................       --          --      (14,139)
  Net proceeds from issuance of common stock...............    1,732          --       50,993
  Proceeds from shareholders' loans........................    7,942      27,358       13,205
  Due to affiliated companies, net.........................    1,951       1,002       (1,237)
                                                             -------    --------    ---------
Net cash provided by financing activities..................   11,644      28,924      317,500
Effect of exchange rate changes on cash and cash
  equivalents..............................................      333        (374)      (3,303)
                                                             -------    --------    ---------
Net increase (decrease) in cash and cash equivalents.......    4,917      (3,771)     202,314
Cash and cash equivalents at beginning of year.............      867       5,784        2,013
                                                             -------    --------    ---------
Cash and cash equivalents at end of year...................  $ 5,784    $  2,013    $ 204,327
                                                             =======    ========    =========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                      COMMON STOCK      ADDITIONAL   CUMULATIVE                      TOTAL
                                    -----------------    PAID-IN     TRANSLATION   ACCUMULATED   SHAREHOLDERS'
                                    SHARES    AMOUNT     CAPITAL     ADJUSTMENT      DEFICIT        EQUITY
                                    -------   -------   ----------   -----------   -----------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1994......       61        32        996            58          (220)           866
Proceeds from the sale of common
  stock...........................       19        13      1,888            --            --          1,901
Translation adjustment............       --        --         --          (312)           --           (312)
Net loss..........................       --        --         --            --        (6,502)        (6,502)
                                    -------   -------    -------       -------      --------       --------
BALANCE AT DECEMBER 31, 1995......       80        45      2,884          (254)       (6,722)        (4,047)
Translation adjustment............       --        --         --           570            --            570
Net loss..........................       --        --         --            --       (15,969)       (15,969)
                                    -------   -------    -------       -------      --------       --------
BALANCE AT DECEMBER 31, 1996......       80        45      2,884           316       (22,691)       (19,446)
Recapitalization, net of tax......  190,388    96,712      4,633            --            --        101,345
Compensatory stock options........       --        --      2,613            --            --          2,613
Translation adjustment............       --        --         --        (3,981)           --         (3,981)
Net loss..........................       --        --         --            --       (29,689)       (29,689)
                                    -------   -------    -------       -------      --------       --------
BALANCE AT DECEMBER 31, 1997......  190,468   $96,757    $10,130       $(3,665)     $(52,380)      $ 50,842
                                    =======   =======    =======       =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Hermes Europe Railtel B.V. ("the Company") is developing and operating the initial segments of a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities, and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe.

     The Company's objective is to become the leading pan-European carriers' carrier by providing centrally managed crossborder telecommunications transmission capacity to telecommunications companies including traditional public telecommunications operators ("PTOs") and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers ("New Entrants").

     The European telecommunications market has historically been dominated by monopoly PTOs. This system has ensured the development of broad access to telecommunications services in Europe, but has also restricted the growth of high quality and competitive priced pan-European voice and data services. The current liberalization occurring in Europe is intended to address these structural deficiencies by breaking down PTO monopolies, allowing new telecommunications operators to enter the market and increasing the competition within the European Telecommunications market. In March 1996, the European Commission adopted a directive (the "Full Competition Directive") requiring the full liberalization of all telecommunications services in most EU member states by January 1, 1998. The company expects that full liberalization in these European countries will lead to the emerge of New Entrants with new and competitive service offerings. The Company expects this increase in competition will result in lower prices and a substantial increase in the volume of traffic and range of telecommunications services provided. The Company believes that as a result of the increased call volume and growth in value added services, participants in these markets will require significant amounts of new cross-border telecommunications transport capacity to provide their services.

     In an effort to generate sufficient capital resources to continue its buildout of the network and sustain working capital requirements, the Company undertook a recapitalization (the "Recapitalization") during the first quarter of 1997, which was completed in September 1997. Prior to the Recapitalization, the Company was 50% owned by HIT Rail B.V. ("HIT Rail"), a consortium of eleven European railway companies, and 50% owned by GTS-Hermes, Inc. ("GTS-Hermes"), a U.S. holding company that is a wholly-owned subsidiary of Global TeleSystems Group, Inc., a provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers through its operations of voice and data networks, international gateways, local access and cellular networks and the provision of various value-added services, in markets outside the United States.

     Pursuant to the Recapitalization, the Company offered to GTS-Hermes, HIT Rail and the eleven individual members of the HIT Rail consortium the right to subscribe to additional common stock of the Company. GTS-Hermes and two of the members of HIT Rail, Societe Nationale des Chemins de Fer Belges S.A. de Droit Public/Nationale Maatschappij der Belgische Spoorwegen N.V. ("NMBS") and AB Swed Carrier ("Swed Carrier"), exercised their rights, while HIT Rail and the nine remaining members of HIT Rail declined to participate.

     As a result of the finalization of the Recapitalization, total shareholder loans of ECU 39.4 million (approximately $48.5 million) from, collectively, GTS-Hermes, HIT Rail, NMBS and Swed Carrier were transferred into equity. Additionally, GTS-Hermes contributed ECU 46.0 million (approximately $51.8 million) and NMBS contributed a ten-year fiber optic cable lease with a fair value of ECU 1.8 million (approximately $2.0 million).

                           HERMES EUROPE RAILTEL B.V.

     The ownership of the Company as a result of the Recapitalization is as follows:

                                                              SHARES    OWNERSHIP %
                                                              -------   -----------
GTS-Hermes..................................................  150,632       79.1%
HIT Rail....................................................   24,047       12.6
NMBS........................................................   11,424        6.0
Swed Carrier................................................    4,365        2.3
                                                              -------      -----
          Total.............................................  190,468      100.0%
                                                              =======      =====

     In an additional effort to obtain capital resources, the Company completed a debt offering in August 1997 that raised $265.0 million (see Note 4, "Debt Obligations").

     The Company was a development stage enterprise through December 31, 1996.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements include the accounts of Hermes Europe Railtel B.V., its Belgian branch, HER Network Services B.V.B.A. (formerly Hermes Europe Railtel N.V.), Hermes Europe Railtel (UK) Limited, Hermes Europe Railtel (Holdings) B.V. and Beheer- en Beleggingsmaatschappij Vesto B.V. All significant intercompany accounts and transactions are eliminated upon consolidation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements in order to conform to the 1997 presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company had $3.8 million and $57.8 million of restricted cash at December 31, 1996 and 1997, respectively. The restricted cash is primarily related to cash held in escrow for interest payments (see Note 4, "Debt Obligations").

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives ranging from five to ten years for telecommunications equipment and five to ten years for furniture, fixtures and equipment and other property, or their contractual term. A substantial part of the costs includes construction in process, which is currently related to the configuration and buildout of the network, and these costs primarily consist of labor. These costs are transferred to telecommunications equipment in service as construction is completed and/or equipment is placed in service. Depreciation is recorded commencing with the first full month that assets are placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company intends to capitalize material interest costs associated with the construction of capital assets for business operations and amortize the costs over the assets' useful lives. The Company has not capitalized any interest costs through 1997.

                           HERMES EUROPE RAILTEL B.V.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized on a straight-line basis over the lesser of their estimated useful lives or their contractual term, generally ten years. In accordance with APB 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its deferred financing costs.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. Based on its analysis for the years ended December 31, 1996 and 1997, the Company determined that there was not an impairment of its long-lived assets.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

     The accounting records of Hermes Europe Railtel B.V., Hermes Europe Railtel (Holdings) B.V. and Beheer-en Beleggingsmaatschappij Vesto B.V. are maintained in Dutch guilders. The accounting records of the Belgian branch and HER Network Services B.V.B.A. (formerly Hermes Europe Railtel N.V.) company are maintained in Belgian francs. The accounting records of Hermes Europe Railtel (UK) Limited are maintained in British pounds. The functional currency for the Company has been determined to be the Belgian franc. Therefore, the Dutch guilder statements and the British pound statements have been remeasured into Belgian franc equivalents, consolidated with the Belgian branch and Belgian B.V.B.A. statements and then translated into U.S. dollar equivalents for the purpose of preparing the accompanying financial statements in accordance with accounting principles generally accepted in the United States.

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the operations.

                           HERMES EUROPE RAILTEL B.V.

REVENUE RECOGNITION

     The Company's revenue is associated with its customers' right to use the network and is recognized on a straight-line basis over the terms of the customer contracts. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

NET LOSS PER SHARE

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and fully diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options (see Note 5, "Employee Benefits") have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of its assets and liabilities reported in the balance sheets approximates their fair value.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 1996, the Company maintained most of its cash and cash equivalents in high quality European financial institutions. At December 31, 1997, the Company maintained most of its cash and cash equivalents in high quality U.S. financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk.

     The Company does not now hedge against foreign currency fluctuations, although the Company is currently considering alternatives to hedge the foreign exchange exposure resulting from the issuance of $265.0 million senior notes (see Note 4, "Debt Obligations"). Under current practices, the Company's results from operations could be adversely affected by fluctuations in foreign currency exchange rates.

STOCK BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

USES OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           HERMES EUROPE RAILTEL B.V.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

NOTE 3: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Other assets consists of:
  Deposits..................................................  $   606    $  9,577
  VAT receivable............................................      402       1,184
  Interest receivable.......................................       --         918
  Other assets..............................................       92       1,602
                                                              -------    --------
Total other assets..........................................  $ 1,100    $ 13,281
                                                              =======    ========
Property and equipment, net consists of:
  Telecommunications equipment in service...................  $ 4,947    $198,723
  Furniture, fixtures and equipment.........................    2,507       3,409
  Leasehold improvements....................................      543         840
  Construction in process...................................   12,981       6,255
                                                              -------    --------
                                                               20,978     209,227
     Less: accumulated depreciation.........................      675       4,283
                                                              -------    --------
Total property and equipment, net...........................  $20,303    $204,944
                                                              =======    ========
Accounts payable and accrued expenses consists of:
  Trade accounts payable....................................  $ 5,445    $ 19,678
  Accrued interest..........................................       10      11,621
  Accrued salaries and bonuses..............................    1,150       2,058
  Accrued consulting expense................................      152         968
  Accrued vacation expense..................................      774       1,094
  Other.....................................................      945       2,038
                                                              -------    --------
Total accounts payable and accrued expenses.................  $ 8,476    $ 37,457
                                                              =======    ========

                           HERMES EUROPE RAILTEL B.V.

NOTE 4: DEBT OBLIGATIONS

     Company debt consists of:

                                                                DECEMBER 31,
                                                              ----------------
                                                              1996      1997
                                                              ----    --------
                                                               (IN THOUSANDS)
Senior notes, due August 15, 2007 at 11.5% interest payable
  semiannually..............................................  $ --    $265,000
Other financing agreements..................................   562         433
                                                              ----    --------
Total debt outstanding......................................   562     265,433
  Less: debt maturing within one year.......................    63          50
                                                              ----    --------
Total long-term debt........................................  $499    $265,383
                                                              ====    ========

     On August 15, 1997, the Company issued aggregate principal amount $265.0 million of senior notes due August 15, 2007 (the "Senior Notes"). The Senior Notes are general unsecured obligations of the Company, with interest payable semiannually at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering was placed in escrow for the first four semiannual interest payments commencing on February 15, 1998. The Company may redeem the Senior Notes, in whole or in part, any time on or after August 15, 2002 at specific redemption prices. The Company may also redeem the Senior Notes at a price equal to 111.5% of the principal amount prior to August 15, 2000 with net cash proceeds of a public equity offering with gross proceeds of at least $75.0 million or in certain other circumstances specified in the indenture for the Senior Notes, provided, however, that at least two-thirds of the principal amount of the Senior Notes originally issued remain outstanding after each such redemption. Pursuant to the covenants in the offering, the Company has filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the Senior Notes, for the Senior Notes.

     On a pro forma basis, assuming the Senior Notes had been outstanding as of January 1, 1997, the Company's net loss would have been $50.1 million for 1997, as a result of interest expense of $30.5 million and amortization expense of $1.4 million related to amortizing $13.7 million of deferred financing fees over the term of the Senior Notes.

     Aggregate maturities of long-term debt, as of December 31, 1997, are as follows: 1998 -- $0.05 million, 1999 -- $0.05 million, 2000 -- $0.06 million,
2001 -- $0.06 million, 2002 -- $0.07 million, and $265.2 million thereafter.

NOTE 5: EMPLOYEE BENEFITS

     The Company established a pension plan in 1995 that covers substantially all of its employees upon twenty-five years of age and at least one year of service. The benefits are based on years of service and the employee's compensation. The Company has entered into an arrangement, an annuity contract, with an insurance company for the provision of a group insurance policy ("the Policy"). Under the Policy, the insurance provider has undertaken a legal obligation to provide specified benefits to participants in return for a fixed premium; accordingly, the Company no longer bears significant financial risk. Premium payments for the Policy are partly paid by the employee, based on specified terms that consider the employee's annual salary, with the remaining premium paid by the employer. Premiums are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The Company's pension costs for 1995, 1996 and 1997 were $0.05 million, $0.4 million and $0.7 million, respectively.

     In the fourth quarter of 1997, the Company implemented a stock option plan for its key officers and employees (the "Stock Option Plan"). The ownership dilution caused by the Stock Option Plan is not

                           HERMES EUROPE RAILTEL B.V.

expected to be significant. As a result of issuing options under the Stock Option Plan, the Company will incur a non-cash charge of approximately $3.7 million, of which $2.6 million was recorded during the fourth quarter and the remaining $1.1 million will be recognized in 1998.

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the year ended December 31, 1997 would have been approximately $29.9 million. The fair value of options granted was estimated between $51.80 and $456.63 per share using the Black-Scholes option pricing with the following assumptions: expected volatility of .50, dividend yield 0%, risk free interest rate of 5.79% and an expected life of five years.

     The Company maintains the Stock Option Plan, with the maximum number of shares of common stock available for grant under the Stock Option Plan of 24,760. All options granted under the Stock Option Plan were at exercise prices that were at least equal to the fair market value of common stock at the date of grant. Generally, all options granted under the Stock Option Plan vest over a three-year period from the date of grant and expire ten years from the date of grant. There were a few exceptions in which the granting of options had instantaneous vesting rights.

     Additional information with respect to stock option activity is summarized as follows:

                                                              YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------
                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                              -------    -----------------
Outstanding at beginning of year............................      --          $    --
Options granted.............................................  10,166           379.92
Options exercised...........................................      --               --
Options canceled or expired.................................      --               --
                                                              ------          -------
Outstanding at end of year..................................  10,166           379.92
                                                              ======          =======
Options exercisable at year end.............................   6,244          $107.20

     The following table summarizes information about stock options outstanding:

                                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      ------------------------------------------   ----------------------
                                                        WEIGHTED
                                                        AVERAGE        WEIGHTED                  WEIGHTED
              RANGE OF                                 REMAINING        AVERAGE                  AVERAGE
         EXERCISE PRICE AT              NUMBER      CONTRACTUAL LIFE   EXERCISE      NUMBER      EXERCISE
         DECEMBER 31, 1997:           OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE    PRICE
         ------------------           -----------   ----------------   ---------   -----------   --------
$83.12..............................     5,500             8           $   83.12      3,895      $ 83.12
$100.00 to $191.31..................     2,762             8              113.92      2,032       112.59
$378.43 to $2,887.62................     1,904             9            1,623.15        317       368.46
                                        ------                                        -----
                                        10,166             8           $  379.92      6,244      $107.20
                                        ======                                        =====

                           HERMES EUROPE RAILTEL B.V.

NOTE 6: INCOME TAXES

     The components of loss before income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1995        1996        1997
                                                       -------    --------    --------
                                                               (IN THOUSANDS)
Pretax loss:
  Domestic (the Netherlands).........................  $  (422)   $   (608)   $ (7,154)
  Foreign............................................   (6,080)    (15,361)    (22,535)
                                                       -------    --------    --------
                                                       $(6,502)   $(15,969)   $(29,689)
                                                       =======    ========    ========

     No current income taxes are due, as the Company incurred losses due to the start-up activities in the Belgian branch and the Company.

     A deferred tax asset is recorded on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets:

                                                                DECEMBER 31,
                                                       -------------------------------
                                                        1995        1996        1997
                                                       -------    --------    --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards...................  $ 3,919    $ 11,729    $ 16,918
                                                       -------    --------    --------
Total deferred tax asset.............................    3,919      11,729      16,918
  Less: valuation allowance..........................   (3,919)    (11,729)    (16,918)
                                                       -------    --------    --------
Total................................................  $    --    $     --    $     --
                                                       =======    ========    ========

     As of December 31, 1997, the Company had net operating loss carryforwards for Belgian and Dutch income tax purposes of approximately $43.1 million, which are recoverable from profits for an unlimited period of time.

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the year ended December 31, 1997:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                               ------------
                                                              (IN THOUSANDS)
Transfer of shareholders' loans to equity...................     $ 48,491
Contribution of fiber optic cable lease.....................        1,989
Non cash compensation (stock options).......................        2,613
Capitalization of leases....................................      139,135

     There were no significant non-cash activities in 1996.

     The Company paid interest of $0.02 million, $0.01 million and $1.2 million in 1995, 1996 and 1997, respectively.

                           HERMES EUROPE RAILTEL B.V.

NOTE 8: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Operating lease commitments are primarily for office space and car rental. The office lease of the first office building has a term of nine years, expiring on June 30, 2005, with an option to cancel January 1, 2002 upon the payment of certain penalties. In addition, the Company received a reduction in annual expense during the first three years of the lease. This reduction is being amortized over the first six years of the lease, using a straight-line method. On April 29, 1997, the Company entered into a lease for a second office building, with annual payments of $0.4 million beginning in October 1997 and expiring on June 30, 2005.

     Rental expense aggregated approximately $0.5 million, $0.7 million and $1.0 million for the years ended December 31, 1995, 1996 and 1997, respectively.

CAPITAL LEASES

     Assets and liabilities under capital leases are included in the consolidated balance sheets as follows :

                                                                DECEMBER 31,
                                                              ----------------
                                                              1996      1997
                                                              ----    --------
                                                               (IN THOUSANDS)
Telecommunications equipment in service.....................  $ --    $150,787
  Less: accumulated amortization............................    --    $    482
                                                              ----    --------
                                                              $ --    $150,305
                                                              ====    ========

     Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1997 were as follows :

                                                           CAPITAL LEASES    OPERATING LEASES
                                                           --------------    ----------------
                                                                     (IN THOUSANDS)
December 31, 1998........................................     $ 26,679            $1,599
                1999.....................................       14,217             1,448
                2000.....................................       15,300             1,251
                2001.....................................       16,465             1,041
                2002.....................................       16,630               924
Thereafter...............................................      152,016             1,155
                                                              --------            ------
Total minimum lease payments.............................      241,307            $7,418
                                                                                  ======
Less amount representing interest........................      102,172
                                                              --------
Present value of net minimum lease payments..............      139,135
Less current portion of capital lease obligations........       21,490
                                                              --------
Long-term portion of capital lease obligations...........     $117,645
                                                              ========

MAJOR CUSTOMERS

     In 1997, the Company had two major customers, representing $1.8 million and $1.2 million or 34.2% and 21.7% of revenue, respectively. There were no major customers in 1995 and 1996.

OTHER MATTERS

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the regulatory environments in which the Company currently

                           HERMES EUROPE RAILTEL B.V.

operates or intends to operate. In the opinion of management, the Company's liability, if any, in all pending litigation, or other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

     The Company received financing through shareholders' loan transactions provided by HIT Rail, GTS-Hermes, NMBS, and Swed Carrier. The Company had outstanding shareholders' loans from HIT Rail and GTS-Hermes of $14.0 million and $20.9 million, respectively, at December 31, 1996. All shareholder loans outstanding were converted into equity during 1997 as part of the Recapitalization (see Note 1, "Nature of Business Operations").

NOTE 10: SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company further entered into contractual commitments to lease fibre pairs, including facilities and maintenance and utilizing the partial routes for laying fibre optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $12.9 million. The commitments have expected lease terms of ten to twenty-one years with options for renewal rights of one and one-half to five additional years.

     In an effort to expand its presence in Europe, the Company incorporated subsidiary companies in The Netherlands, Ireland, The United Kingdom, Germany, France, Italy and Spain. In Belgium, the activities of the Network Operations Centre have been transferred to HER Network Services B.V.B.A (formerly Hermes Europe Railtel N.V.).

NOTE 11: EVENTS OCCURRING SUBSEQUENT TO DATE OF AUDIT REPORT

     In March 1998, HIT Rail sold all of its shares in the Company to GTS-Hermes, NMBS and Swed Carrier. As a result of the sale, GTS-Hermes, NMBS and Swed Carrier will own 89.4%, 7.2% and 3.4% of the Company, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

MEMBERS OF THE BOARD OF SUPERVISORY DIRECTORS AND THE BOARD OF MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Members of the Board of Supervisory Directors and the Board of Managing Directors and executive officers of the Company and their respective ages and positions with the Company as of December 31, 1997 are set forth below. [GTS-Hermes is entitled to propose another member for appointment to the Board of Supervisory Directors and the railways that become shareholders pursuant to the HER Recapitalization will also be entitled to propose for appointment another director to the Board of Supervisory Directors.]

BOARD OF SUPERVISORY DIRECTORS

NAME                         AGE                             POSITION
----                         ---                             --------
Gerald W. Thames.........    50     President, Chief Executive Officer and Director of GTS
Bernard J. McFadden......    64     Director of GTS, GTS-Hermes representative on the Board of
                                      Supervisory Directors of HER
Bo C. O. Hamnell.........    58     Senior Vice President and Director of Finance of the
                                      Swedish State Railway and Chief Executive Officer of
                                      ABSwedcarrier.

BOARD OF MANAGING DIRECTORS

     GTS-Hermes, Inc.

EXECUTIVE OFFICERS OF THE COMPANY

NAME                         AGE                             POSITION
----                         ---                             --------
Jan Loeber...............    53     Managing Director (Principal Executive Officer)
Gerard J. Caccappolo.....    55     Corporate Director of Marketing and Sales
Peter Magnus.............    36     Corporate Director of Strategy and Planning
Bruce C. Rudy............    42     Corporate Director of Business Development and Regulatory
John Allan Shearing......    48     Corporate Operations and Engineering Director
Jan De Wispelaere........    38     Corporate Legal Director
Steven Andrews...........    51     Corporate Administration Director
Francois Note............    39     Corporate Financial Director -- Chief Financial Officer
                                      (Principal Financial and Accounting Officer) (as of April
                                      1, 1998)

BOARD OF SUPERVISORY DIRECTORS

     The general affairs and business of the Company and the board which manages the Company (the "Board of Managing Directors") (Directie) are supervised by a board appointed by the general meeting of shareholders (the "Board of Supervisory Directors") (Raad van Commissarissen).

     The Company's Articles of Association (the "Articles of Association") provide for at least four and no more than ten supervisory directors who must be natural persons ("Supervisory Directors") to serve on the Board of Supervisory Directors. Under the law of the Netherlands, a Member of the Board of Supervisory Directors of a Company cannot be a member of the Board of Managing Directors of the same Company. The members of the Board of Supervisory Directors are appointed by the general meeting of shareholders. The Board of Supervisory Directors elects a chairman from among its members. See "Certain Relationships and Related Transactions." Under the new Shareholders Agreement, resolutions of the Board of Supervisory Directors will require the approval of a majority of the Supervisory Directors present. The quorum for a valid meeting is a majority of the members of the Supervisory Board with a minimum of four members. The Board of Supervisory Directors meets four times a year and also upon the request of its chairman or the Board of Managing Directors. Pursuant to the Articles of Association, Supervisory Directors may be suspended or dismissed by the general meeting of shareholders. The remuneration or compensation of the Supervisory Directors is determined by the general meeting of shareholders.

     While the Board of Managing Directors is the executive body of the Company and is responsible for managing its affairs and representing the Company in its dealings with third parties, the primary responsibility of the Board of Supervisory Directors is to supervise the policies enacted by the Board of Managing Directors and the general course of affairs of the Company. The Board of Supervisory Directors advises the Board of Managing Directors. In the fulfilment of their duties, members of the Board of Supervisory Directors are required to act in the best interests of the Company.

BOARD OF MANAGING DIRECTORS

     The Board of Managing Directors, having one managing director (GTS-Hermes), is charged with the management of the Company in accordance with the business plan of the Company under the supervision of the Board of Supervisory Directors. Jan Loeber acts on behalf of GTS-Hermes in this capacity. Under the Articles of Association, the Board of Managing Directors must obtain the approval of the Board of Supervisory Directors in order to take the following actions: (a) to adopt and amend the business plan and the annual budget of the Company; (b) to incur expenses in excess of the adopted or amended annual budget; (c) to incur loans outside of the Company's ordinary business, except draw-downs of amounts previously approved on the Company's account with a bank designated by the Board of Supervisory Directors; (d) to lend sums which exceed the amounts previously approved by the Board of Supervisory Directors outside the Company's ordinary business; (e) to commit the Company to guarantee debts of third parties outside the Company's ordinary business; (f) to extend the Company's business into a new line of business and to discontinue the business of the Company; and (g) to alienate a considerable part of the assets of the Company.

     The Articles of Association provide that the Board of Managing Directors shall consist of one member. The member of the Board of Managing Directors is appointed by the general meeting of shareholders. The general meeting of shareholders may suspend or dismiss the member of the Management Board by a vote of a majority of votes cast in a meeting in which at least four-fifths of the issued capital is present or represented. If the office of the sole member of the Board of Managing Directors is vacated or the sole member is prevented from acting, the Board of Supervisory Directors is charged temporarily with management of the Company and may appoint one or more of the directors of the Board of Supervisory Directors to represent the Company. The compensation and other terms and conditions of employment of the member of the Board of Managing Directors is determined by the general meeting of shareholders.

SUPERVISORY DIRECTORS

     Gerald W. Thames, Member of the Supervisory Board. Mr. Thames is President, Chief Executive Officer and a Director of GTS. Mr. Thames joined GTS as Chief Executive Officer in February 1994, and has served as a director of GTS since February 1994. From 1990 to 1994, Mr. Thames was President and Chief Executive Officer for British Telecom North America and Syncordia, a joint venture company focused on the international outsourcing market. Mr. Thames has spent over 18 years in senior positions with telecommunications companies, where he was responsible for developing start-up telecommunications companies, including 15 years with AT&T, where he rose to the position of General Manager of Network Services for the Northeast Region of AT&T Communications.

     Bernard J. McFadden, Member of Supervisory Board. Mr. McFadden has served as a director of GTS since February 1994. Mr. McFadden currently serves as an independent consultant to GTS. Prior to 1994,

Mr. McFadden worked for 32 years with ITT Corporation, where he served as President and Chief Executive Officer of ITT's Telecom International Group. Mr. McFadden's career in international telecommunications includes a four and one-half year assignment as President and Chief Operating Officer of Alcatel Trade International, S.A.

     Bo C. O. Hamnell, Member of Supervisory Board. Mr. Hamnell is Senior Vice President and Director of Finance of SJ, the Swedish State Railway, a position he has held since June 1993. Mr. Hamnell also serves as Chief Executive Officer of AB Swedcarrier, a holding company for the SJ investments. Previously, Mr. Hamnell has served as Chief Financial Officer starting in the early 1970's for Bull General Electric and later Honeywell Bull and Compagnie Des Machines Bull in both Scandinavia and in France. In the mid-1980's, Mr. Hamnell served as Vice President and President for the Swedish Finance Group, Finax, with operations in Sweden and Western Europe. Mr. Hamnell also served as part owner and vice president of a group of companies in the electronics and finance business. Mr. Hamnell has University degrees in Economics and business administration. Mr. Hamnell is Chairman of the finance company SJ Invest AB and of the captive insurance company SweRe AB and a board member of Scandlines AB, Svelast AB, Swedcarrier AB, TGOJ AB, Combitrans Sweden AB, Rail-Combi AB and Eurofima S/A in Basel, Switzerland.

EXECUTIVE OFFICERS OF THE COMPANY

     Jan Loeber, Managing Director. Mr. Loeber has overall responsibility for the development and operations of the Company. Mr. Loeber joined GTS in January 1995. From October 1992 to December 1994, Mr. Loeber was a Managing Director of B.T. Securities Corporation, where he was responsible for investment banking for telecommunications clients. From April 1990 to September 1992, Mr. Loeber held positions as Managing Director of Unitel Ltd. (now Mercury One 2 One) in the United Kingdom, Group President of Nokia North America Inc., Vice President of ITT Corporation and Marketing and Product Management Director of ITT Europe. Mr. Loeber also spent almost ten years with AT&T, where his last position was Executive Director, Bell Laboratories. Mr. Loeber has over 22 years of experience in the telecommunications industry and an additional nine years of experience in information technology with the Pentagon, IBM and Chemical Bank of New York.

     Gerard J. Caccappolo, Corporate Director of Marketing and Sales. Mr. Caccappolo joined HER in January 1995 as Director of Marketing and Sales, responsible for market and customer segmentation, services development, and pricing and sales strategies. Prior to joining HER, from September 1988 to December 1994, he was Vice President of Marketing and Sales -- International Carriers at Ascom Timeplex Equipment (Telecommunications) Manufacturer.

     Peter Magnus, Corporate Director of Strategy and Planning. Mr. Magnus joined HER in January 1995 as Financial Director -- Chief Financial Officer, responsible for treasury, financing, accounting and budgets, and served in that capacity until October 1997, when he was appointed to his current position. Prior to joining HER, from January 1992 to December 1994, he was Controller of the Belgian operations of Cargill N.V.

     Bruce C. Rudy, Corporate Director of Business Development and
Regulatory. Mr. Rudy joined HER in 1996 and is Director of Business Development, Planning and Regulatory Affairs, responsible for business planning, financial modeling, shareholder relations and development. Mr. Rudy previously worked for Lochridge & Company, Inc. Management Consultants in Boston, where he was a senior consultant from September 1989 to December 1995.

     John Allan Shearing, Corporate Operations and Engineering Director. Mr. Shearing joined HER in November 1995 as Director of Operations, with responsibility for network operations, customer service and information systems. Before joining HER, Mr. Shearing spent eight years at S.W.I.F.T. as Network Operations Director and also managing the acceptance and implementation of a new generation of network systems and applications.

     Jan De Wispelaere, Corporate Legal Director. Mr. De Wispelaere joined HER as a consulting attorney in 1995 and has since been promoted to the position of Legal Director -- Corporate Secretary and General Counsel. Prior to joining HER, from January 1994 to November 1995, Mr. De Wispelaere had been with

Stanbrook & Hooper -- European Community Lawyers. Prior to that, he was with Scott Paper Company and SD Warren Group as Senior Counsel for five years. He has held since 1993 positions as a member of the Board of Directors and Management Board of the German Scott -- Feldm(&)uhle HQ Company, as well as several Scott Paper operating entities in Europe.

     Steven Andrews, Corporate Administration Director. Mr. Andrews joined HER in September 1997, assuming responsibility for human resources; corporate, press and shareholder communications; quality and facilities-purchasing. Before joining HER, Mr. Andrews was an executive of US West with recent assignment as president of Media One and president of US West Spectrum Enterprises International.

     Francois Note, Corporate Financial Director -- Chief Financial Officer (as of April 1, 1998). In his position at HER, Mr. Note is responsible for treasury, financing, accounting and budgets. Prior to joining HER, Mr. Note was employed by Sandoz AG where he held different positions in the financial area. Since 1995 he was Head of Group Controlling at Sandoz and held this position after the merger of Ciba Geigy and Sandoz, which resulted in the survivor company Novartis International.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors on the Board of Supervising Directors and the Board of Managing Directors receive no fees from the Company for serving as directors. Mr. McFadden currently serves as an independent consultant to GTS pursuant to a consulting agreement, under which he receives a consulting fee of $100,000 per annum. One of his duties under the consulting agreement is to serve as a member of the Board of Supervisory Directors of HER.

EXECUTIVE COMPENSATION

     The following table sets forth each component of compensation paid or awarded to, or earned by, the chief executive officer (who is the Managing Director of HER) and the four most highly compensated executive officers other than the chief executive officer (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                     ANNUAL COMPENSATION                                    AWARDS
                                     --------------------                    -------------------------------------
                                                              OTHER ANNUAL   RESTRICTED STOCK       SECURITIES        ALL OTHER
                                      SALARY       BONUS      COMPENSATION       AWARD(S)       UNDERLYING OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR     ($)          ($)           ($)              ($)                 (#)               ($)
---------------------------   ----   --------     -------     ------------   ----------------   ------------------   ------------
Jan Loeber(1)                 1997   $235,000     $78,608       $46,598(2)          -0-               4,812(4)         $179,450(10)
  Managing Director           1996    235,000      78,608        42,806(2)             (3)              3.5(4)           12,986(10)
Gerald J. Caccappolo(1)       1997    173,750      80,000        32,043(6)          -0-               1,714(4)            4,000(5)
  Corporate Director of       1996    160,000      40,000        42,108(6)          -0-                 1.5(4)            3,750(5)
  Marketing and Sales
Peter Magnus                  1997    136,391(7)   63,980(7)           (8)          -0-                 687(4)              -0-
  Corporate Director of       1996    129,889(7)   32,472(7)           (8)          -0-                 0.5(4)              -0-
  Strategy and Planning
Bruce Rudy(1)                 1997    140,500      13,500        15,096(9)          -0-                 476(4)            3,850(5)
  Corporate Director of       1996    135,000      13,509        18,416(9)          -0-                 0.5(4)            2,532(5)
  Business Development and
  Regulatory
John Shearing                 1997    186,678      31,491(7)           (8)          -0-                 476(4)              -0-
  Corporate Operations        1996    173,594(7)   35,163(7)           (8)          -0-                  --                 -0-
  Director

---------------

 (1) The terms of the Named Executive Officer's employment are included in an agreement between the Named Executive Officer and GTS. Such Named Executive Officer is seconded to the Company for a fee.

 (2) For 1997, the amount listed represents the sum of a cost of living allowance of $16,450, a tax equalization payment of $13,953 that compensates Mr. Loeber for the higher taxes he pays because he resides in Belgium instead of the United States, use of a Company car and a gross-up payment for certain tax liabilities in the amount of $11,648. For 1996, the amount listed represents the sum of a cost of living allowance of $16,450, paid home leave of 9,031, use of a Company car and a gross-up payment of $12,778 for certain tax liabilities.

 (3) Mr. Loeber has been granted a restricted stock award of 30,000 shares of GTS common stock which vests in equal thirds, beginning in January 2, 1997.

 (4) For 1997, represents stock options awarded under The Key Employee Stock Option Plan of Hermes Europe Railtel B.V. (the "HER Stock Option Plan") For 1996, represents stock options granted under the GTS-Hermes, Inc. 1994 Stock Option Plan (the "GTS-Hermes Plan"). The stock options granted in 1997 are in substitution for the stock options granted in 1996, which have been cancelled.

 (5) These Named Executive Officers participate in the GTS 401(k) plan to which GTS contributed the amounts indicated for 1997 and 1996.

 (6) Mr. Caccappolo received a cost of living allowance of $12,163 and $11,200 in 1997 and 1996, respectively, and resides in a Company apartment which the Company paid the equivalent of $16,109 and $17,928 per year in rent in 1997 and 1996, respectively. In addition, the Company provided Mr. Caccappolo with the use of a Company car in 1997 and 1996.

 (7) Converted from Belgian Francs to U.S. Dollars at an exchange rate of BF35.77=$1.00 and BF32.04=$1.00 in 1997 and 1996, respectively.

 (8) Perquisites and other personal benefits paid to Mr. Magnus and Mr. Shearing during 1997 and 1996 were less than the lesser of $50,000 and 10 percent of the total of annual salary and bonus reported for the Named Executive Officer.

 (9) Mr. Rudy received a housing allowance of $15,096 and $16,855 during 1997 and 1996, respectively. In addition, the Company provided Mr. Rudy with the use of a Company car in 1997 and 1996.

(10) This amount represents premiums paid by GTS for $1,000,000 in term life insurance for Mr. Loeber and contributions to Mr. Loeber's account by GTS under the 401(k) Plan. For 1997, the amount also includes $156,700 which represents the value at December 31, 1997 of 10,000 shares of GTS restricted common stock which vested in 1997.

                    OPTION GRANTS IN THE LAST FISCAL YEAR(1)

                                           NUMBER OF     % OF TOTAL
                                           SECURITIES     OPTIONS
                                           UNDERLYING    GRANTED TO    EXERCISE OR                GRANT DATE
                                            OPTIONS     EMPLOYEES IN      BASE       EXPIRATION     PRESENT
                  NAME                     GRANTED(#)   FISCAL YEAR    PRICE($/SH)      DATE      VALUE($)(2)
                  ----                     ----------   ------------   -----------   ----------   -----------
Jan Loeber...............................    4,812         47.33%         83.12         2006       2,234,019
Gerard J. Caccappolo.....................    1,714         16.86%        100.00         2006         776,185
Peter Magnus.............................      687          6.76%         83.12         2006         318,947
Bruce Rudy...............................      476          4.68%        191.31         2006         189,305
John Shearing............................      476          4.68%        378.43         2007         148,998

---------------

(1) Each stock option vests one-third on each of the first three anniversaries of the date of grant, with one exception in which 100% vested immediately. The Company established the HER Stock Option Plan to replace the GTS-Hermes Plan during the fourth quarter of 1997. The options outstanding under the GTS-Hermes Plan were cancelled and replaced by options under the HER Stock Option Plan.

(2) The present value of each grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 0.50, risk-free interest rate of 5.79 and expected life of five years.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                        FISCAL YEAR-ENDED OPTION VALUES

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                     OPTIONS AT FY-END(#)             AT FY-END($)(2)
                     NAME                        EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE
                     ----                        ----------------------------    -------------------------
Jan Loeber.....................................      3,208/1,604                   1,417,551/708,775
Gerard J. Caccappolo...........................       1,143/571                     485,775/242,675
Peter Magnus...................................         687/0                          303,572/0
Bruce Rudy.....................................        317/159                       105,780/53,057
John Shearing..................................        159/317                       23,305/46,463

---------------

(1) No options were exercised during the year ended December 31, 1997.

(2) Based on $525.00 per share value of common stock as of December 31, 1997 less the exercise price.

KEY EMPLOYEE STOCK OPTION PLAN OF HERMES EUROPE RAILTEL B.V.

     HER has adopted the Key Employee Stock Option Plan of Hermes Europe Railtel B.V. (the "New Plan"). Under the New Plan certain employees of HER will be granted stock options to purchase HER common stock. Subject to adjustment in the event of certain changes in capitalization, a maximum of 24,760 shares of HER common stock will be authorized for grant under the New Plan which shall be granted in the form of depository receipts (each a "Receipt"). Each Receipt will represent a beneficial interest in one share of HER common stock that is subject to stock options under the New Plan.

     The New Plan is administered by a committee composed of three members of the Board of Supervising Directors which will have broad discretion to determine who shall receive awards under the New Plan, the terms of such awards and interpret the New Plan. The New Plan shall become effective upon its adoption by the Board of Supervising Directors and shall continue in effect until 2004, unless terminated earlier by the Board of Supervising Directors.

     Each stock option granted under the New Plan shall have a term of ten years, except those granted in 1997 reflected in the table above. The exercise price of each such stock option will be determined at the time of grant. In addition the stock options granted under the New Plan will become exercisable at such times and under such conditions as determined by the committee.

     The Board of Supervising Directors may amend or terminate the New Plan at any time, provided that the rights of participants are not impaired.

PENSION PLAN

     In 1995, the Company established a defined benefit pension plan (the "Pension Plan") that covers substantially all of its employees that are at least twenty-five years of age and have at least one year of service. The benefits are based on years of service and the employee's compensation at retirement. Messrs. Magnus and Shearing participate in the Pension Plan. Each participant in the Pension Plan will receive a lump sum at retirement equal to 450% of final annual salary up to a specified ceiling which changes every year (in 1997 the ceiling was BF1,352,000) plus 910% of the excess multiplied by the years of service divided by 35. The maximum years of service taken into account under the formula is 35. The normal retirement age is 60. The Company has entered into an agreement with an insurance company for the provision of a group insurance policy (the "Policy"). Under the Policy, the insurance provider has undertaken a legal obligation to provide specified benefits to participants in return for a fixed premium; accordingly, the Company does not bear significant financial risk. Premium payments for the Policy are partly paid by the employee based on specified terms that consider the employee's annual salary, with the remaining premium paid by the Company. Premiums are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. (See Note 5 to the Notes to Consolidated Financial Statements). Upon termination of employment prior to retirement age, employer contributions cease and the participant may decide to receive the cash surrender value of the policy, to continue paying premiums or cease paying premiums but in either case maintaining the policy which is paid out according to its terms.

                               PENSION PLAN TABLE

                                                  YEARS OF SERVICE
                           --------------------------------------------------------------
      REMUNERATION             15           20           25           30           35
      ------------         ----------   ----------   ----------   ----------   ----------
$125,000.................  $  370,313   $  493,750   $  617,188   $  740,625   $  863,200
$150,000.................     467,870      623,829      779,786      935,744    1,090,610
$175,000.................     565,508      754,011      942,513    1,131,056    1,318,200
$200,000.................     663,100      884,140    1,105,170    1,326,210    1,545,700
$225,000.................     760,703    1,014,271    1,267,838    1,521,405    1,773,200
$250,000.................     858,300    1,144,400    1,430,500    1,716,600    2,000,000
$300,000.................   1,053,490    1,404,660    1,755,820    2,106,990    2,455,700
$400,000.................   1,443,880    1,925,181    2,406,476    2,887,771    3,365,700
$450,000.................   1,639,080    2,185,440    2,731,800    3,278,160    3,820,700
$500,000.................   1,834,270    2,445,700    3,057,120    3,668,550    4,275,700

The above pension benefits are based on the following formula:
(260% S1 + 910% S2) X N/35

S     =   annual salary
S1    =   S up to the "ceiling"
S2    =   S above the "ceiling"
N     =   years of service up to a maximum of 35

For purposes of this calculation the "ceiling" is U.S. $42,200.

EMPLOYMENT AGREEMENTS

     All the Named Executive Officers have employment agreements with either the Company (the "Company Employment Agreements") or GTS (the "GTS Employment Agreements"). The Company reimburses GTS for payments made to Named Executive Officers under contracts with GTS. The Employment Agreements generally are each for a term of two to three years and include an automatic renewal provision unless either party provides notice of termination on or prior to 90 days thereof.

     Messrs. Magnus and Shearing have Company Employment Agreements. The following is a summary of the material terms of such agreements. Mr. Magnus' Company Employment Agreement was entered into by the parties on January 3, 1995 for an initial term ending December 31, 1996. The parties have agreed to extend the term for an indefinite period of time. Mr. Magnus' initial gross annual salary was BF4,080,000. He may also receive a yearly performance-based bonus of up to 30% of his base salary based at the discretion of the Company. Under the agreement, Mr. Magnus is entitled to the use of a company car. The agreement also provides that Mr. Magnus shall be granted an option to buy shares under the GTS-Hermes Plan under a separate stock option agreement.

     Mr. Shearing's Company Employment Agreement was entered into by the parties of November 1, 1995 for an undetermined period of time. Mr. Shearing's initial annual salary was BF2,800,000, which is net of all tax and social security contributions. Mr. Shearing's gross salary for fiscal year 1997 was BF6,677,487. He may also receive a yearly performance-based bonus of up to 20% of his base salary at the discretion of the Company. Mr. Shearing participates in the Company's pension plan and is provided with a company car.

     See "Certain Relationships and Related Transactions" for a description of the GTS Employment Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Ordinary Shares of the Company, as of December 31, 1997, by each beneficial owner of 5% or more of the Ordinary Shares and by executive officers and directors of the Company as a group, as adjusted for the March 1998 sale by HIT Rail of its ownership interest in the Company. See Item 13 -- "HER Recapitalization."

                                                                   AS ADJUSTED FOR MARCH 1998
                                      AS OF DECEMBER 31, 1997           SALE BY HIT RAIL
                                    ---------------------------    ---------------------------
                                    NUMBER OF SHARES    PERCENT    NUMBER OF SHARES    PERCENT
                                    ----------------    -------    ----------------    -------
GTS-Hermes, Inc...................      150,632          79.09%        170,307          89.42%
HIT Rail B.V.(1)..................       24,047          12.63             -0-            -0-
SNCB/NMBS.........................       11,424           6.00          13,610           7.15
AB Swed Carrier...................        4,365           2.29           6,551           3.44
Jan Loeber........................        3,208           1.68           3,208           1.68
Gerard J. Caccappolo..............        1,143              *           1,143              *
Peter Magnus......................          687              *             687              *
Bruce Rudy........................          317              *             317              *
John Shearing.....................          159              *             159              *
Other officers....................          730              *             730              *
All directors and executive
officers as a group(2)............        6,244           3.28           6,244           3.28
          Total...................      196,712                        196,712
                                        -------                        -------

---------------

 *  Less than 1%
(1) The members of HIT Rail are +Osterreichische Bundesbahnen, Societe Nationale des Chemins de Fer Belges, Danske Statsbaner, Societe Nationale des Chemins de Fer Francais, Deutsche Bundesbahn, Ente Ferrovie dello Stato, Nederlandse Spoorwegen, Red Nacional de los Ferrocarriles Espanoles, Statens Jarnvagar, Schweizerische Bundesbahnen and Racal-BRT.
(2) Represents stock options in shares of the Company exercisable within 60 days of December 31, 1997.

ITEM. 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HER was formed on July 6, 1993 by HIT Rail, a consortium of eleven Western European railways. HIT Rail was incorporated in 1990 by these national railways to carry out telecommunications engineering activities in order to construct and exploit a data communications network for railway traffic. GTS-Hermes purchased a 34.4% interest in HER in 1994, increased its interest to 50% in 1995, approximately 79% in 1997, and approximately 89% in March 1998.

     GTS-Hermes is a wholly owned subsidiary of GTS. GTS is a U.S.-based provider of a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia and the Commonwealth of Independent States, Western and Central Europe and Asia. GTS is organized in the state of Delaware. At December 31, 1997, GTS had approximately
37.6 million shares of common stock outstanding and shareholders' equity of $113.7 million.

HER RECAPITALIZATION

     HER has completed a recapitalization (the "HER Recapitalization"), wherein HER extended rights to subscribe to additional shares of HER to GTS-Hermes, HIT Rail and the eleven railways comprising the HIT Rail consortium. Pursuant thereto, GTS-Hermes and two of the eleven railways that comprise the HIT Rail consortium have exercised their subscription rights, while HIT Rail and the other nine railways have declined to exercise their subscription rights. HER has issued (i) 150,592 shares to GTS-Hermes in exchange for the conversion of loans and additional consideration, (ii) 24,007 shares to HIT Rail in exchange for the conversion of loans, (iii) 11,424 shares to SNCB/NMBS and (iv) 4,365 shares to AB Swed Carrier (a wholly owned subsidiary of SJ, the Swedish national railway). As a result, GTS-Hermes owns 79.08%, HIT Rail owns 12.63%, SNCB/NMBS owns 6.00% and AB Swed Carrier owns 2.29% of the issued HER shares. Pursuant to the HER Recapitalization, HER, GTS-Hermes, HIT Rail, SNCB/NMBS and AB Swed Carrier have executed a new Shareholders Agreement, the principal terms of which are set forth below. In March 1998, HIT Rail sold all its shares in HER to GTS-Hermes, SNCB/NMBS and AB Swed Carrier. As a result of such sale, GTS-Hermes, SNCB/NMBS and Swed Carrier currently own 170,307, 13,610, and 6,551 shares of HER, respectively, or 89.42%, 7.15% and 3.44%, respectively, of HER.

     Under the new Shareholders Agreement, actions to be taken by shareholders will be adopted by a simple majority vote with the exception of certain actions which will require at least 85% of the votes cast: (i) purchase by HER of its own shares and any redemption thereof, (ii) exclusion of preemptive rights in the case of the issuance of new shares and the transfer of shares held by HER, except in the event of a public listing of the shares or of new shares or of an offering of shares or options on new shares (warrants) to professional investors in order to obtain further funding, (iii) winding up or dissolution of HER, (iv) any amendment to the articles of association other than those pertaining to increases in the authorized capital of HER or to convert HER into an N.V. ("Naamloze Vennootschap") to enable a public listing of shares or new shares,
(v) any amendment to the scope of HER's business, (vi) the declaration of dividends and (vii) the admission of new shareholders to the Shareholders Agreement. In addition, the Shareholders Agreement provides that (a) if GTS-Hermes is the owner of as least 50% of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors or (b) if GTS-Hermes is the owner of at least two-thirds of the issued shares, then it will have the right to make a binding nomination for the appointment of half of the members of the Board of Supervisory Directors plus one member more, appointed pursuant to nominations by the other shareholders. As long as HIT Rail is the owner of at least one share, HIT Rail will be entitled to make a binding nomination for the appointment of at least one member of the Supervisory Board. The Shareholders Agreement also provides that shareholders who participated in the HER Recapitalization other than GTS-Hermes and HIT Rail with a shareholding of at least 6.8% subject to adjustment in the discretion of the other shareholders will be entitled to make a binding nomination for the appointment of one member of the Board of Supervisory Directors. Shareholders who participated in the HER Recapitalization other than GTS-Hermes and HIT Rail who hold fewer than 6.8% of the issued share capital of HER will be entitled on a rotating basis to make one binding nomination for the appointment of a member of the Board of Supervisory Directors for two-year periods. As a result of the March 1998 sale by HIT Rail of all its shares, HIT Rail no longer has any rights or obligations, except as set forth below, under the Shareholders Agreement and GTS- Hermes, acting alone, can approve all the matters described above which require an 85% HER shareholder vote.

ARTICLES OF ASSOCIATION AND SHAREHOLDERS AGREEMENT

     Under the Articles of Association and the Shareholders Agreement, HER's shareholders have preemptive rights in connection with issuances of ordinary shares and options on shares to be issued in proportion to the total nominal value of the shares held by each of them. Preemption rights can be exercised for four weeks after the date the notice of the offer is received by the shareholders.

     The Shareholders Agreement provides that the Company or its designated vendor will provide fiber capacity in its Network for use by the shareholders of the Company on fair commercial terms, use, quantity and price to be negotiated on a bilateral basis. In the Shareholders Agreement, HIT Rail has covenanted to
(i) use its best efforts to establish such commercial agreements between individual HIT Rail shareholders and the Company, to obtain rights of way from individual HIT Rail shareholders and to cooperate in obtaining such licenses as may advance the business of the Company, (ii) use its best efforts to ensure that the HIT Rail shareholders cooperate in obtaining such license in accordance with the business plan of the Company and as may be necessary or advisable in furtherance of the Company's business, (iii) will not, so long as both HIT Rail and GTS-Hermes are shareholders of the Company and for one year after HIT Rail ceases to be a shareholder, agree with any entity other than GTS-Hermes and the Company to assist or cooperate in the development of any pan-European telecommunications operator and (iv) use its best efforts to obtain on the Company's behalf such materials as may be required and arrange inspection visits of selected rights of way for the purpose of making initial cost estimates.

     The foregoing summary of the Shareholders Agreement does not purport to be complete and is qualified in its entirety by reference to the Shareholders Agreement.

SHAREHOLDER LEASES AND LOANS

     The Company has also entered into a contracts with SNCB/NMBS for the provision of fiber and facilities for portions of the initial five country network. SNCB/NMBS is a direct shareholder of HER. As such, it is entitled to propose a nominee for appointment to the Board of Supervisory Directors of the Company.

     In January and February 1997, additional loans of ECU 6.4 million (approximately $7.5 million) were advanced to the Company by GTS-Hermes. In addition, loans of ECU 5.4 million (approximately $6.1 million) were advanced to the Company in February and April 1997 by individual members of the HIT Rail consortium. The loans were converted into equity as part of the HER Recapitalization.

GTS EMPLOYMENT AGREEMENTS

     Messrs. Loeber, Caccappolo and Rudy are parties to GTS Employment Agreements. Each GTS Employment Agreement provides the relevant Named Executive Officer with a salary, bonus and a standard company welfare benefits package as well as the use of an automobile, cost of living allowance, tax equalization and certain other fringe benefits. In addition, the GTS Employment Agreements include severance benefit provisions. Finally, the GTS Employment Agreements include noncompete and nonsolicitation clauses that cover the term of employment and twelve months thereafter. Under the GTS Agreements, each party employee is entitled to participate in the GTS-Hermes Plan. In addition, Mr. Loeber received a restricted stock award of 30,000 shares of GTS common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

     1 Consolidated Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

     - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1997, 1996 and 1995

     - Consolidated Balance Sheets as of December 31, 1997 and 1996

     - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1997, 1996 and 1995

     - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the Three Years Ended December 31, 1997, 1996 and 1995

     - Notes to Consolidated Financial Statements

     2 Consolidated Financial Statement Schedules

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

b) Reports on Form 8-K

DATE OF REPORT                                 SUBJECT OF REPORT
--------------                                 ------------------
None

c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         3.1*            -- Deed of Incorporation and Articles of Association, as
                            amended to date
         4.1*            -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
         4.2*            -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
         4.3*            -- Indenture, dated August 19, 1997, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
         4.4*            -- Registration Rights Agreement, dated August 19, 1997,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
         4.5*            -- Escrow Agreement, dated August 19, 1997, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
        10.1*            -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
        10.2*            -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Jan Loeber
        10.3*            -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Gerard Caccappolo
        10.4*            -- Employment Agreement, dated as of January 1, 1996,
                            between GTS Group, Inc. and Bruce Rudy
        10.5*            -- Employment Agreement between the Company and Peter Magnus
        10.6*            -- Employment Agreement, dated as of September 26, 1995,
                            between the Company and J.A. Shearing
        10.7*            -- License, dated December 18, 1996, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
        10.8*            -- Registration, dated July 26, 1996, granted by IBPT
                            relating to Belgium
        10.9*            -- Authorization Letter, dated August 1, 1996, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
        10.10*           -- License, dated May 28, 1997, granted by BMPT relating to
                            Germany
        10.11*+          -- Agreement, dated April 1, 1997, between Eastern Group
                            Telecoms Limited and the Company
        10.12*+          -- Agreement, dated January 16, 1997, between SNCB/NMBS and the Company
        10.13*+          -- Agreement, dated February 3, 1997, between SANEF and the
                            Company
        10.14**          -- License, dated October 22, 1997 granted by the Secretary of State of Industry relating to France
        10.15**          -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        10.16**+         -- Fiber Agreement, dated September 24, 1997
        10.17**+         -- Fiber Agreement, dated October 8, 1997
        10.18**+         -- Fiber Agreement, dated December 15, 1997
        21.1**           -- List of Subsidiaries
        27.1**           -- Financial Data Schedule for the Year Ended December 31,
                            1997

---------------

* Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

** Filed herewith.

+ Confidential material has been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hoeilaart, Belgium, on this 15th day of April, 1998.

                                            HERMES EUROPE RAILTEL B.V.

                                            By:       /s/ JAN LOEBER
                                              ----------------------------------
                                              Name: Jan Loeber
                                              Title: Managing Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 1998.

                   /s/ JAN LOEBER                      Managing Director (Principal Executive
-----------------------------------------------------    Officer)
                    (Jan Loeber)

                  /s/ FRANCOIS NOTE                    Corporate Financial Director -- Chief
-----------------------------------------------------    Financial Officer (Principal Financial and
                   (Francois Note)                       Accounting Officer)

                /s/ GERALD W. THAMES                   Member of Board of Supervisory Directors
-----------------------------------------------------
                 (Gerald W. Thames)

               /s/ BERNARD J. MCFADDEN                 Member of Board of Supervisory Directors
-----------------------------------------------------
                (Bernard J. McFadden)

                 /s/ BO C.O. HAMNELL                   Member of Board of Supervisory Directors
-----------------------------------------------------
                  (Bo C.O. Hamnell)

                   /s/ JAN LOEBER                      Member of Board of Managing Directors
-----------------------------------------------------
                  GTS-Hermes, Inc.
                   By Jan Loeber,
                Senior Vice President
                 and Representative

                               INDEX TO EXHIBITS

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         3.1*            -- Deed of Incorporation and Articles of Association, as
                            amended to date
         4.1*            -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
         4.2*            -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
         4.3*            -- Indenture, dated August 19, 1997, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
         4.4*            -- Registration Rights Agreement, dated August 19, 1997,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
         4.5*            -- Escrow Agreement, dated August 19, 1997, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
        10.1*            -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
        10.2*            -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Jan Loeber
        10.3*            -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Gerard Caccappolo
        10.4*            -- Employment Agreement, dated as of January 1, 1996,
                            between GTS Group, Inc. and Bruce Rudy
        10.5*            -- Employment Agreement between the Company and Peter Magnus
        10.6*            -- Employment Agreement, dated as of September 26, 1995,
                            between the Company and J.A. Shearing
        10.7*            -- License, dated December 18, 1996, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
        10.8*            -- Registration, dated July 26, 1996, granted by IBPT
                            relating to Belgium
        10.9*            -- Authorization Letter, dated August 1, 1996, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
        10.10*           -- License, dated May 28, 1997, granted by BMPT relating to
                            Germany
        10.11*+          -- Agreement, dated April 1, 1997, between Eastern Group
                            Telecoms Limited and the Company
        10.12*+          -- Agreement, dated January 16, 1997, between SNCB/NMBS and the Company
        10.13*+          -- Agreement, dated February 3, 1997, between SANEF and the
                            Company
        10.14**          -- License, dated October 22, 1997 granted by the Secretary of State of Industry relating to France
        10.15**          -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.
        10.16**+         -- Fiber Agreement, dated September 24, 1997
        10.17**+         -- Fiber Agreement, dated October 8, 1997
        10.18**+         -- Fiber Agreement, dated December 15, 1997

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        21.1**           -- List of Subsidiaries
        27.1**           -- Financial Data Schedule for the Year Ended December 31,
                            1997

---------------

* Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

** Filed herewith.

+ Confidential material has been redacted and filed separately with the Securities and Exchange Commission.