Form 10-Q
period 1998-03-31
HERMES EUROPE RAILTEL B V
filed 1998-05-15
CIK 1047025

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                      (Commission file number:          )

                           HERMES EUROPE RAILTEL B.V.
             (Exact name of registrant as specified in its charter)

         Netherlands                                       None
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              Terhulpsesteenweg 6A
                                 1560 Hoeilaart
                                    Belgium
                    (Address of principal executive office)
                                 (322) 658-5200
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [ ]

     At April 30, 1998, there were outstanding approximately 190,468 shares of common stock of the registrant.

================================================================================

                               TABLE OF CONTENTS

PART I.   Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheets
          As of March 31, 1997 and 1998

          Consolidated Statements of Operations
          For the Three Months Ended March 31, 1997 and 1998

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1997 and 1998

          Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  Other Information

Item 6    Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION




Item 1  Financial Statements

Condensed Consolidated Balance Sheets as of
December 31, 1997 and March 31, 1998

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 1997 and 1998

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1998

Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.
                     Condensed, Consolidated Balance Sheets
                                  (unaudited)


                                                                         December 31,        March 31,
                                                                             1997              1998
-----------------------------------------------------------------       -------------     -------------
                       ASSETS                                          (in thousands, except share data)
Current assets
   Cash and cash equivalents                                            $    204,327      $    182,793
   Restricted cash                                                            29,539            29,463
   Accounts receivable                                                         2,129             3,990
   Due from affiliated companies                                                  49                28
   Other assets                                                               13,281            13,109
                                                                        ------------      ------------
    Total current assets                                                     249,325           229,383

Property and equipment, net                                                  204,944           232,506
Deferred financing costs, net                                                 13,310            13,368
Restricted cash                                                               28,271            14,131
                                                                        ------------      ------------
    TOTAL ASSETS                                                        $    495,850      $    489,388
                                                                        ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                $     37,457      $     22,728
   Due to affiliated companies                                                 1,311             1,134
   Deferred income                                                             1,436             5,244
   Other current liabilities                                                     236               229
   Debt maturing within one year                                                  50                49
   Current portion of capital lease obligations                               21,490            19,250
                                                                        ------------      ------------
      Total current liabilities                                               61,980            48,634

Long-term debt, less current portion                                          265,383           265,359
Long-term portion of capital lease obligations                                117,645           136,988
                                                                        -------------     -------------
      TOTAL LIABILITIES                                                       445,008           450,981

Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock, 1000 guilders par value (297,000 shares
      authorized and 190,468 shares issued and outstanding
      at December 31, 1997 and March 31, 1998)                                 96,757            96,757

   Additional paid-in capital                                                  10,130            10,395
   Accumulated other comprehensive loss                                        (3,665)           (5,105)
   Accumulated deficit                                                        (52,380)          (63,640)
                                                                        -------------     -------------
      TOTAL SHAREHOLDERS' EQUITY                                               50,842            38,407
                                                                        -------------     -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     495,850     $     489,388
                                                                        =============     =============


  The accompanying notes are an integral part of these financial statements.

                          HERMES EUROPE RAILTEL B.V.
               Condensed, Consolidated Statements of Operations
                                 (unaudited)


                                                             Three Months Ended March 31,
                                                         ----------------------------------
                                                               1997                1998
-----------------------------------------------------    --------------       --------------
                                                           (in thousands, except weighted
                                                          average shares and per share data)

Revenues                                                 $        189          $      4,706
                                                         ------------          ------------
Operating costs and expenses:

   Cost of revenues                                             1,817                 6,109
   Selling, general and administrative                          2,666                 4,597
                                                         ------------          ------------
                                                                4,483                10,706
                                                         ------------          ------------
Loss from operations                                           (4,294)               (6,000)

Other income/(expense):

   Interest income                                                 31                 3,292
   Interest expense                                              (248)               (7,428)
   Foreign currency (losses) gains                                262                (1,124)
                                                         ------------          ------------
                                                                   45                (5,260)
                                                         ------------          ------------
Net loss before income taxes                                   (4,249)              (11,260)
Income taxes                                                       --                    --
                                                         ------------          ------------
Net loss                                                 $     (4,249)         $    (11,260)
                                                         ============          ============
Net loss per share                                       $     (53.11)         $      (0.06)
                                                         ============          ============
Weighted average common shares outstanding                         80               190,468
                                                         ============          ============


  The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.
                Condensed, Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                     Three Months Ended March 31,
                                                                 ----------------------------------
                                                                      1997                1998
------------------------------------------------------------     -------------      ---------------
                                                                            (in thousands)
OPERATING ACTIVITIES

Net loss                                                         $      (4,249)     $      (11,260)

Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                           549               3,726
   Deferred interest                                                         -                   -
   Non-cash compensation                                                     -                 266
   Changes in assets and liabilities:
      Accounts receivable                                                  (99)             (1,958)
      Deposits                                                                                (421)
      Accounts payable and accrued expenses                             (1,877)            (13,914)
      Other changes in assets and liabilities                              (82)              4,034
                                                                 -------------      --------------
Net cash used in operating activities                                   (5,758)            (19,527)

INVESTING ACTIVITIES

   Purchases of property and equipment                                  (4,275)            (12,463)
   Restricted cash                                                         (89)             14,155
                                                                 -------------      --------------
Net cash (used in) provided by investing activities                     (4,364)              1,692

FINANCING ACTIVITIES

   Proceeds from debt                                                       (8)             (3,619)
   Payment of debt issue costs                                              -                 (825)
   Net proceeds from issuance of common stock                               -                   -
   Proceeds from shareholders' loans                                     9,945                  -
   Due to affiliated companies, net                                        635                (119)
                                                                 -------------      --------------
Net cash provided by (used in) financing activities                     10,572              (4,563)

Effect of exchange rate changes on cash and
   cash equivalents                                                       (291)                864
                                                                 -------------      --------------
Net increase (decrease) in cash and cash equivalents                       159             (21,534)
Cash and cash equivalents at beginning of period                         2,013             204,327
                                                                 -------------      --------------
Cash and cash equivalents at end of period                       $       2,172      $      182,793
                                                                 =============      ==============



  The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.
             Notes to Condensed, Consolidated Financial Statements


1. FINANCIAL PRESENTATION

   The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1998 may not be indicative of the operating results for the full year.

   The Company is developing and operating the initial segments of a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe.

   The Company's objective is to become the leading pan-European carriers' carrier by providing centrally managed cross-border telecommunications transmission capacity to telecommunications companies including traditional public telecommunications operators and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers.

2. POLICIES AND PROCEDURES

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $5.9 million and $12.7 million for the three months ended March 31, 1997 and 1998, respectively, and was comprised of net loss of $4.2 million and $11.3 million and foreign currency translation adjustments of $0.9 million and $1.4 million for the three months ended March 31, 1997 and 1998, respectively.

   During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all periods presented. The Company's net loss per share calculation (basic and fully diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

   Certain reclassifications have been made to the March 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

                           HERMES EUROPE RAILTEL B.V.
             Notes to Condensed, Consolidated Financial Statements


3. CAPITAL LEASE OBLIGATIONS

   During the three months ended March 31, 1998, HER entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $26.9 million. The commitments have expected lease terms of ten to twenty-one years with options for renewal rights of one and one-half to five additional years. Subsequent to March 31, 1998, HER entered into additional contractual commitments to lease fiber pairs that are currently estimated to aggregate approximately $22.5 million. These commitments have expected lease terms of eight and one-half to eighteen years with certain of the leases having options for renewal rights of five additional years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company as of March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997 and of certain factors that management believes are likely to affect the Company's prospective financial condition. The following discussion should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto.

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs,
(iii) changes in the Company's competitive environment and (iv) the performance of future equity-method investments, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.


OVERVIEW

         The Company is developing and operating the initial segments of a pan-European high capacity fiber optic network and has been delivering services to customers since November 1996 when the Brussels-Amsterdam route came into operation. The cities of London and Paris came into commercial operation during the last quarter of 1997 and in the first quarter of 1998, Frankfurt was added to the network.

RESULTS OF OPERATIONS

         Revenue. The Company's consolidated revenues for the three months ended March 31, 1998 were $4.7 million compared to $0.2 million for the same period in 1997. Revenue for the three months ended March 31, 1998 was generated from the Brussels-Amsterdam-London-Paris routes whereas revenue for the three months ended March 31, 1997 was only from the Brussels-Amsterdam route.

         Cost of Revenue. The Company's cost of revenue for the three months ended March 31, 1998 and 1997 was $6.1 million and $1.8 million, respectively. The increase in cost of revenue for the three months ended March 31, 1998 as compared to the same period in 1997 was associated with the costs related to operating and maintaining the network, local access costs and the depreciation of the network.

         Gross Margin. The Company had negative gross margins of $1.4 million and $1.6 million for the three months ended March 31, 1998 and 1997, respectively. The growth in revenues for the three months ended March 31, 1998 as compared to 1997 was more than offset by its increase of cost of revenues during the same period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended 1998 were $4.6 million as compared to $2.7 million for the same period in 1997. The increase in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel. At March 31, 1998 the Company employed 153 people as compared to 107 people at March 31, 1997.

         Interest. Interest expense for the three months ended March 31, 1998 was $7.4 million as compared to $0.2 million for the same period in 1997. The increase was primarily attributable to the interest and related costs associated with the issuance in August 1997 of $265 million aggregate principal amount of 11.5% Senior Notes due 2007 (The "Senior Notes").

         Interest income for the three months ended March 31, 1998 was $3.3 million. Interest income was minimal for the same period in 1997. The increase in interest income was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

 Global TeleSystems Group, Inc. ("GTS"), a Delaware corporation that provides a broad range of telecommunications services to businesses, other telecommunications service providers and consumers in Russia, The Commonwealth of Independent States and Central Europe, owns 89.4% of the Company. In May 1998, GTS filed registration statements with the Securities and Exchange Commission to offer for sale concurrently $300 million of GTS's common stock and $400 million aggregate principal amount of GTS's convertible senior debentures. GTS indicated in such filings that the net proceeds of such offerings would be applied primarily to the implementation of its plans to offer, through one or more subsidiaries, facilities-based telecommunications products and services primarily to business and other high-usage customers in certain metropolitan markets throughout Europe ("GTS's European Services Strategy"). Many of GTS's planned service offerings will compete with the services offered by customers that HER targets as an independent carrier's carrier. To the extent that GTS's other subsidiaries offering the new services discussed above contract with HER for capacity, GTS expects that such arrangements will be entered into on an arm's length basis. However, GTS's European Services Strategy could affect the perception of HER as an independent operator and could negatively impact HER's ability to attract and retain customers.


LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of Company funding through March 31, 1998 have been cash equity contributions of $103.2 million in 1997 and net proceeds of $251.3 million from the issuance of the Senior Notes.

         Development of the Company's fiber optic network is capital intensive. The build-out of the network is expected to require approximately $290.0 million of capital expenditures. Through March 31, 1998 approximately $64.7 million has been spent on network capital expenditures. An additional $173.1 million has been capitalized in connection with long-term fiber lease arrangements. In August 1997, HER completed the issuance of $265.0 million in gross proceeds of 11.5% Senior Notes, due in August 2007. The 11.5% Senior Notes are general unsecured obligations of HER. The Company believes that the net proceeds of the Senior Notes, combined with HER's projected internally generated funds, should be sufficient to fund HER's expected capital expenditures. However, the actual amount and timing of HER's future requirements may differ materially from management's estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of the Company.

         The Company had a positive working capital of $180.7 million at March 31, 1998 compared to a negative working capital of $2.5 million at March 31, 1997. The Company had cash and cash equivalents of $182.8 million and $2.2 million as at March 31, 1998 and 1997 respectively. The Company had $43.6 million and $3.6 million of restricted cash at March 31, 1998 and 1997, respectively. The restricted cash at March 31, 1998 primarily represents the Company's obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes.

         During the three months ended March 31, 1998 and 1997, the Company used $19.5 million and $5.8 million, respectively, of cash for operating activities. Investing activities provided cash of $1.7 million and used cash of $4.4 million for the three months ended March 31, 1998 and 1997, respectively.

         The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company is designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process by the end of 1998. In April 1998, the Company consummated a transaction to hedge the foreign exchange exposure resulting from the issuance of the Senior Notes.

YEAR 2000 COMPLIANCE

         The Company is currently in the process of assessing its year 2000 compliance costs and of converting, where necessary, its computer systems to year 2000 compliant software. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

Item 6   Exhibits and Reports on Form 8-K

A.  Exhibits

Designation      Description

27               Financial Data Schedule


B.  Reports on Form 8-K

Date of Report   Subject of Report

None


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               HERMES EUROPE RAILTEL B.V.
                               (Registrant)

                               By: /s/ Francois Note
                               Name: Francois Note
                               Title: Corporate Financial Director--
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Date:  May 15, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
-------                 -----------

   27             Financial Data Schedule