Form 10-Q
period 1998-06-30
HERMES EUROPE RAILTEL B V
filed 1998-08-14
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     [ ]

     At July 31, 1998, there were outstanding 190,468 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   Financial Information
Item 1    Financial Statements........................................    3
          Consolidated Balance Sheets as of June 30, 1997 and 1998....    4
          Consolidated Statements of Operations for the three and six
          months ended   June 30, 1997 and 1998.......................    5
          Consolidated Statements of Cash Flows for the three and six
          months ended   June 30, 1997 and 1998.......................    6
          Notes to Consolidated Financial Statements..................    7
Item 2    Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    9

PART II.  Other Information
Item 6    Exhibits and Reports on Form 8-K............................   11
Signatures............................................................   12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998

     Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1998

     Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 1997 and 1998

     Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------    ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
Current assets
  Cash and cash equivalents.................................    $204,327      $175,334
  Restricted cash...........................................      29,539        29,863
  Accounts receivable.......................................       2,129        20,672
  Other assets..............................................      13,330        15,583
                                                                --------      --------
          Total current assets..............................     249,325       241,452
Property and equipment, net.................................     204,944       269,431
Goodwill and intangible assets, net.........................      13,310        30,506
Restricted cash.............................................      28,271        14,332
Other noncurrent assets.....................................          --        12,798
                                                                --------      --------
          TOTAL ASSETS......................................    $495,850      $568,519
                                                                ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................    $ 37,457      $ 51,789
  Due to affiliated companies...............................       1,311           778
  Deferred income...........................................       1,436        16,829
  Current portion of capital lease obligations..............      21,540        17,417
                                                                --------      --------
          Total current liabilities.........................      61,744        86,813
Long-term debt, less current portion........................     265,383       265,367
Long-term portion of capital lease obligations..............     117,645       158,700
Other noncurrent liabilities................................         236         3,457
                                                                --------      --------
          TOTAL LIABILITIES.................................     445,008       514,337
Minority interest...........................................          --        27,146
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized and 190,468 shares issued and outstanding at
     December 31, 1997 and June 30, 1998)...................      96,757        96,757
  Additional paid-in capital................................      10,130        10,660
  Accumulated other comprehensive loss......................      (3,665)       (4,258)
  Accumulated deficit.......................................     (52,380)      (76,123)
                                                                --------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      50,842        27,036
                                                                --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $495,850      $568,519
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                   ---------------------    ----------------------
                                                     1997        1998         1997         1998
                                                   --------    ---------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE SHARES
                                                                 AND PER SHARE DATA)
Revenues.........................................  $   404     $ 11,230     $    593     $ 15,936
                                                   -------     --------     --------     --------
Operating costs and expenses:
  Cost of revenues...............................    1,487       10,848        3,304       16,957
  Selling, general and administrative............    3,679        5,810        6,345       10,407
                                                   -------     --------     --------     --------
                                                     5,166       16,658        9,649       27,364
                                                   -------     --------     --------     --------
Loss from operations.............................   (4,762)      (5,428)      (9,056)     (11,428)
Other income/(expense):
  Interest income................................       49        2,620           80        5,912
  Interest expense...............................     (401)      (8,093)        (649)     (15,521)
  Foreign currency (losses) gains................     (667)      (1,542)        (405)      (2,666)
                                                   -------     --------     --------     --------
                                                    (1,019)      (7,015)        (974)     (12,275)
                                                   -------     --------     --------     --------
Net loss before income taxes and minority
  interest.......................................   (5,781)     (12,443)     (10,030)     (23,703)
Income taxes.....................................       --           --           --           --
Net loss before minority interest................   (5,781)     (12,443)     (10,030)     (23,703)
Minority interest................................       --          (40)          --          (40)
                                                   -------     --------     --------     --------
Net loss.........................................  $(5,781)    $(12,483)    $(10,030)    $(23,743)
                                                   =======     ========     ========     ========
Net loss per share...............................  $(72.26)    $  (0.07)    $(125.38)    $  (0.12)
                                                   =======     ========     ========     ========
Weighted average common shares outstanding.......       80      190,468           80      190,468
                                                   =======     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                    1997        1998        1997        1998
                                                   -------    --------    --------    --------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss.........................................  $(5,781)   $(12,483)   $(10,030)   $(23,743)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................      283       5,135         832       8,861
  Fair value adjustment for the foreign currency
     swap........................................       --       3,224          --       3,224
  Non-cash compensation..........................       --         262          --         528
  Changes in assets and liabilities:
     Accounts receivable.........................     (566)     (9,872)       (665)    (11,830)
     Deposits....................................       --         234          --        (187)
     Accounts payable and accrued expenses.......    3,055      15,912       1,178       1,998
     Other changes in assets and liabilities.....   (4,513)      4,106      (4,595)      8,140
                                                   -------    --------    --------    --------
          Net cash (used in) provided by
            operating activities.................   (7,522)      6,518     (13,280)    (13,009)
INVESTING ACTIVITIES
  Purchases of property and equipment............     (202)    (18,381)     (4,477)    (30,844)
  Acquisitions -- cash acquired..................       --      13,352          --      13,352
  Restricted cash................................    2,787        (543)      2,698      13,612
                                                   -------    --------    --------    --------
          Net cash provided by (used in)
            investing activities.................    2,585      (5,572)     (1,779)     (3,880)
FINANCING ACTIVITIES
  Repayments of debt.............................      (81)     (7,102)        (89)    (10,721)
  Payment of debt issue costs....................       --          --          --        (825)
  Proceeds from shareholders' loans..............    3,683          --      13,628          --
  Due to affiliated companies, net...............    2,183        (380)      2,818        (499)
                                                   -------    --------    --------    --------
          Net cash provided by (used in)
            financing activities.................    5,785      (7,482)     16,357     (12,045)
Effect of exchange rate changes on cash and cash
  equivalents....................................   (1,970)       (923)     (2,261)        (59)
                                                   -------    --------    --------    --------
Net (decrease) increase in cash and cash
  equivalents....................................   (1,122)     (7,459)       (963)    (28,993)
Cash and cash equivalents at beginning of
  period.........................................    2,172     182,793       2,013     204,327
                                                   -------    --------    --------    --------
Cash and cash equivalents at end of period.......  $ 1,050    $175,334    $  1,050    $175,334
                                                   =======    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL PRESENTATION

     The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three months and six months ended June 30, 1998 may not be indicative of the operating results for the full year.

     The Company is operating the initial segments of a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe.

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

2. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $7.2 million and $12.3 million for the three and six months ended June 30, 1997, respectively, and was comprised of net losses of $5.8 million and $10.0 million and foreign currency translation losses of $1.4 million and $2.3 million for the three and six months ended June 30, 1997, respectively. Comprehensive loss was $11.6 million and $24.3 million for the three and six months ended June 30, 1998, respectively, and was comprised of net losses of $12.5 million and $23.7 million and foreign currency translation income of $0.8 million for the three months ended June 30, 1998 and foreign currency translation loss of $0.6 million for the six months ended June 30, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be required to be adopted by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting

                           HERMES EUROPE RAILTEL B.V.

criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations.

     Certain reclassifications have been made to the December and June 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

3. CAPITAL LEASE OBLIGATIONS

     During the three months ended June 30, 1998, HER entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $26.5 million. The commitments have expected lease terms of eight and one-half to eighteen years with options for renewal rights of one to eight additional years. Subsequent to June 30, 1998, HER entered into additional contractual commitments to lease fiber pairs that are currently estimated to aggregate approximately $4.1 million. These commitments have expected lease terms of fifteen years with certain of the leases having options for renewal rights of eighteen months to two additional years.

4. ACQUISITION

     On June 24, 1998, the Company completed the acquisition for ECU 90 million (approximately $99.5 million) from Ebone Holding Association (the "Association") of a 75% interest in Ebone A/S ("Ebone"). The Company funded the acquisition with proceeds of a short-term bank loan, which has been repaid. Ebone is a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. As part of the transaction, Ebone will purchase, under a transmission capacity agreement, long-term capacity rights on the Company's network valued at ECU 90 million. In addition to the majority interest held by the Company, Ebone's new ownership structure will continue to include many of Ebone's existing customers, which own the balance of Ebone's shares through the Association. The members of the Association will have the right to buy shares of Ebone in a future issuance to occur by the end of 1998, which could reduce the Company's stake in Ebone from 75% to not less than 54%.

     The acquisition has been accounted for using the purchase method of accounting. The excess purchase price over the fair value of assets acquired of $17.2 million was allocated to goodwill and is being amortized over 5 years. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

5. FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, the Company entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Notes"). The Company has marked the Swap to its fair value as of June 30, 1998 and the resulting adverse change in the fair value of $3.2 million has been recorded as a Noncurrent Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations. Foreign currency losses were $1.5 million and $2.7 million for the three and six months ended June 30, 1998, respectively, as compared to $0.7 million and $0.4 million for the comparable periods in 1997. The losses in 1998 were primarily the result of foreign currency exposure from the issuance of the Notes, that is expected to be minimized in the future as a result of the Swap.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of June 30, 1998 and 1997 and for the three and six months ended June 30, 1998 and 1997 and of certain factors that management believes are likely to affect the Company's prospective financial condition. The following discussion should be read in conjunction with the Company's unaudited Condensed, Consolidated Financial Statements and the notes related thereto, included in this report.

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

OVERVIEW

     The Company is continuing to develop and operate segments of a pan-European high capacity fiber optic network. The Company began delivering services to customers in November 1996 when the Brussels-Amsterdam route came into operation. The cities of London and Paris came into commercial operation during the last quarter of 1997 and in the first and second quarters of 1998, Frankfurt, Zurich, Geneva, Stuttgart, Dusseldorf and Munich were added to the network.

RESULTS OF OPERATIONS

     Revenue. The Company's consolidated revenues for the three and six months ended June 30, 1998 were $11.2 million and $15.9 million, respectively, compared to $0.4 million and $0.6 million for the comparable periods in 1997. The growth in revenue is attributable to the continued deployment of the Company's network. The Company commenced commercial service over the Brussels-Amsterdam route in late 1996, the London-Paris portion in November 1997 and Frankfurt, Zurich, Geneva, Stuttgart, Dusseldorf and Munich were added in the second quarter of 1998.

     Cost of Revenue. The Company's cost of revenue for the three and six months ended June 30, 1998 was $10.8 million and $17.0 million, respectively, compared to $1.5 million and $3.3 million for the comparable periods in 1997. The increase in cost of revenue for the three and six months ended June 30, 1998 as compared to the comparable periods in 1997 was associated with the costs related to operating and maintaining the network, local access costs and the depreciation of the network.

     Gross Margin. The Company had a favorable gross margin of $0.4 million for the three months ended June 30, 1998 and an unfavorable gross margin of $(1.0) million for the six months ended June 30, 1998. The Company had unfavorable gross margins of $(1.1) and $(2.7) million for the three and six months ended June 30, 1997. The improvement in gross margins in 1998 as compared to 1997 is reflective of the increased utilization of the network.

     Operating Expenses. Operating expenses for the three and six months ended June 30, 1998 were $5.8 million and $10.4 million, respectively, as compared to $3.7 million and $6.3 million for the comparable periods in 1997. The increase in operating expenses is reflective of the growth of the Company's business operations and support personnel.

     Interest. Interest expense for the three and six months ended June 30, 1998 was $8.1 million and $15.5 million, respectively, as compared to $0.4 million and $0.6 million for the same periods in 1997. The increase was primarily attributable to the interest and related costs associated with the issuance by the Company in August 1997 of $265 million aggregate principal amount of 11.5% Senior Notes due 2007 (The "Senior Notes").

     Interest income for the three and six months ended June 30, 1998 was $2.6 million and $5.9 million, respectively. Interest income was minimal for the comparable periods in 1997. The increase in interest income was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

     Foreign Currency Losses. Foreign currency losses were $1.5 million and $2.7 million for the three and six months ended June 30, 1998, respectively, as compared to $0.7 million and $0.4 million for the comparable periods in 1997. The losses in 1998 were primarily the result of foreign currency exposure from the issuance of the Senior Notes in US dollars. In April 1998, the Company entered into a foreign currency swap agreement that is expected to minimize this exposure in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of Company funding through June 30, 1998 have been net proceeds of $251.3 million from the issuance of the Senior Notes and cash equity contributions of $103.2 million in 1997.

     Development of the Company's fiber optic network is capital intensive. The build-out of the network is expected to require approximately $290.0 million of capital expenditures. Through June 30, 1998 approximately, $81.9 million has been spent on network capital expenditures. An additional $194.6 million has been capitalized in connection with long-term fiber lease arrangements. In August 1997, the Company completed the issuance of the Senior Notes. The Senior Notes are general unsecured obligations of the Company. The Company believes that the net proceeds from the Senior Notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures. However, the actual amount and timing of the Company's future requirements may differ materially from management's estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of the Company.

     The Company had a positive working capital of $154.6 million at June 30, 1998 compared to a negative working capital of $6.7 million at June 30, 1997. The Company had cash and cash equivalents of $175.3 million and $1.1 million at June 30, 1998 and 1997 respectively. The Company had $44.2 million and $1.1 million of restricted cash at June 30, 1998 and 1997, respectively. The restricted cash at June 30, 1998 primarily represents the Company's obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes.

     During the three and six months ended June 30, 1998, the Company provided $6.5 million and used $13.0 million, respectively, of cash for operating activities compared with using $7.5 million and $13.3 million for the comparable periods in 1997. Investing activities used cash of $5.6 million and $3.9 million for the three and six months ended June 30, 1998, respectively, as compared to providing cash of $2.6 million during the three months ended June 30, 1997 and using cash of $1.8 million during the six months ended June 30, 1997.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company is designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process by the end of 1998. In April 1998, the Company consummated a transaction to hedge the economic foreign exchange exposure resulting from the issuance of the Senior Notes.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of assessing its year 2000 compliance costs and of converting, where necessary, its internal hardware and software as well as customer facing telecommunications infrastructure to year 2000 compliance. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company currently believes it will be able to achieve year 2000 compliance by the end of 1999, and currently does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance or that year 2000 compliance costs will have a material effect on the Company's earnings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
           27            Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                           SUBJECT OF REPORT
     --------------                           -----------------
     June 24, 1998       Acquisition of EBONE

     The Company filed a report on Form 8-K on July 7, 1998, which reported that it had completed its acquisition from Ebone Holding Association of a 75% interest in Ebone A/S. A copy of the purchase agreement was included as Exhibit
10.1 to the Form.

     The Company intends to furnish the required financial statements and pro forma information with the Securities and Exchange Commission by September 8, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            HERMES EUROPE RAILTEL B.V.
                                            (Registrant)

                                            By:      /s/ FRANCOIS NOTE
                                              ----------------------------------
                                            Name: Francois Note
                                            Title: Corporate Financial
                                                   Director --
                                               Chief Financial Officer
                                               (Principal Financial and
                                                   Accounting Officer)

Date: August 14, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
-------                 -----------

   27             Financial Data Schedule