Form 10-Q
period 1998-09-30
HERMES EUROPE RAILTEL B V
filed 1998-11-17
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     At September 30, 1998, there were outstanding 190,468 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   Financial Information
Item 1    Financial Statements........................................    3
          Condensed Consolidated Balance Sheets as of December 31,
            1997 and September 30, 1998...............................    4
          Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1997 and 1998...    5
          Condensed Consolidated Statements of Cash Flows for the
            Three and Nine Months Ended September 30, 1997 and 1998...    6
          Notes to Condensed Consolidated Financial Statements........    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
PART II.  Other Information...........................................
Item 4    Submission of Matters to a Vote of Security Holders.........   13
Item 6    Exhibits and Reports on Form 8-K............................   13
Signatures............................................................   14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1998

     Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 1997 and 1998

     Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                      SHARE DATA)
Current assets
  Cash and cash equivalents.................................    $204,327       $185,034
  Restricted cash...........................................      29,539         29,467
  Accounts receivable.......................................       2,129         26,112
  Other assets..............................................      13,330         33,532
                                                                --------       --------
          Total current assets..............................     249,325        274,145
Property and equipment, net.................................     204,944        362,322
Goodwill and intangible assets, net.........................      13,310         31,875
Restricted cash.............................................      28,271             --
Other noncurrent assets.....................................          --         13,176
                                                                --------       --------
          Total Assets......................................    $495,850       $681,518
                                                                ========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................    $ 37,457       $ 83,914
  Due to affiliated companies...............................       1,311         16,381
  Deferred income...........................................       1,436         28,527
  Current portion of capital lease obligations..............      21,540         31,186
  Other current liabilities.................................          --          2,114
                                                                --------       --------
          Total current liabilities.........................      61,744        162,122
Long-term debt, less current portion........................     265,383        265,367
Long-term portion of capital lease obligations..............     117,645        187,900
Other noncurrent liabilities................................         236         20,607
                                                                --------       --------
          Total Liabilities.................................     445,008        635,996
Minority interest...........................................          --         27,710
Commitments and contingencies
Shareholders' Equity
  Common stock, 1000 guilders par value (297,000 shares
     authorized and 190,468 shares issued and outstanding at
     December 31, 1997 and September 30, 1998)..............      96,757         96,757
  Additional paid-in capital................................      10,130         11,093
  Accumulated other comprehensive loss......................      (3,665)        (2,488)
  Accumulated deficit.......................................     (52,380)       (87,550)
                                                                --------       --------
          Total Shareholders' Equity........................      50,842         17,812
                                                                --------       --------
          Total Liabilities and Shareholders' Equity........    $495,850       $681,518
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
                                                        1997          1998          1997          1998
                                                     -----------   -----------   -----------   -----------
                                                     (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE SHARES AND PER
                                                                          SHARE DATA)
Revenues...........................................   $  1,669      $ 26,997      $  2,262      $ 42,933
                                                      --------      --------      --------      --------
Operating costs and expenses:
  Cost of revenues.................................      2,685        19,720         5,989        36,677
  Selling, general and administrative..............      3,832         7,794        10,177        18,201
                                                      --------      --------      --------      --------
                                                         6,517        27,514        16,166        54,878
                                                      --------      --------      --------      --------
Loss from operations...............................     (4,848)         (517)      (13,904)      (11,945)
Other income/(expense):
  Interest income..................................      2,649         1,932         2,729         7,844
  Interest expense.................................     (3,944)       (7,898)       (4,593)      (23,419)
  Foreign currency (losses) gains..................        498        (2,561)           93        (5,227)
                                                      --------      --------      --------      --------
                                                          (797)       (8,527)       (1,771)      (20,802)
                                                      --------      --------      --------      --------
Net loss before income taxes and minority
  interest.........................................     (5,645)       (9,044)      (15,675)      (32,747)
Income taxes.......................................         --         1,819            --         1,819
                                                      --------      --------      --------      --------
Net loss before minority interest..................     (5,645)      (10,863)      (15,675)      (34,566)
Minority interest..................................         --          (564)           --          (604)
                                                      --------      --------      --------      --------
Net loss...........................................   $ (5,645)     $(11,427)     $(15,675)     $(35,170)
                                                      ========      ========      ========      ========
Net loss per share.................................   $  (0.03)     $  (0.06)     $  (0.28)     $  (0.18)
                                                      ========      ========      ========      ========
Weighted average common shares outstanding.........    169,200       190,468        56,453       190,468
                                                      ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------     -------------------
                                                     1997       1998         1997       1998
                                                   --------   --------     --------   --------
                                                                 (IN THOUSANDS)
Operating Activities
  Net loss.......................................  $ (5,645)  $(11,427)    $(15,675)  $(35,170)
  Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization...............     1,030      8,035        1,862     16,896
     Fair value adjustment for foreign currency
       Instruments...............................        --     18,016           --     21,240
     Minority interest...........................        --        564                     604
     Non-cash compensation.......................        --        468           --        996
     Changes in assets and liabilities:
       Accounts receivable.......................       251     (3,647)        (414)   (15,477)
       Deposits..................................       319     (2,644)         319     (2,831)
       Accounts payable and accrued expenses.....     6,693     26,817        7,871     28,815
       Other changes in assets and liabilities...     4,829     (2,646)         234      5,454
                                                   --------   --------     --------   --------
          Net cash provided by (used in)
            operating activities.................     7,477     33,536       (5,803)    20,527
Investing Activities
  Purchases of property and equipment............   (14,839)   (45,102)     (19,316)   (75,946)
  Acquisitions -- cash acquired..................        --         --           --     13,352
  Restricted cash................................   (57,558)    14,755      (54,860)    28,367
  Other investing activities.....................        --       (314)          --       (314)
                                                   --------   --------     --------   --------
          Net cash used in investing
            activities...........................   (72,397)   (30,661)     (74,176)   (34,541)
Financing Activities
  Proceeds from debt.............................   270,849         --      270,849         --
  Repayments of debt.............................        --     (2,231)          --    (12,952)
  Payment of debt issue costs....................   (13,238)        --      (13,238)      (825)
  Net proceeds from issuance of common stock.....    52,015         --       52,015         --
  Proceeds from shareholders' loans..............        --         --       13,311         --
  Due to affiliated companies, net...............    (4,782)    14,769       (1,964)    14,270
                                                   --------   --------     --------   --------
          Net cash provided by financing
            activities...........................   304,844     12,538      320,973        493
Effect of exchange rate changes on cash and cash
  equivalents....................................    (3,433)    (5,713)      (5,466)    (5,772)
                                                   --------   --------     --------   --------
Net increase (decrease) in cash and cash
  equivalents....................................   236,491      9,700      235,528    (19,293)
Cash and cash equivalents at beginning of
  period.........................................     1,050    175,334        2,013    204,327
                                                   --------   --------     --------   --------
Cash and cash equivalents at end of period.......  $237,541   $185,034     $237,541   $185,034
                                                   ========   ========     ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL PRESENTATION

     The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and the notes related thereto. The results of operations for the three months and nine months ended September 30, 1998 may not be indicative of the operating results for the full year.

     The Company is developing and operating segments of a pan-European high capacity fiber optic network that is designed to interconnect a majority of the largest Western and Central European cities and to transport international voice, data and multimedia/image traffic for other carriers throughout Western and Central Europe.

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

2. POLICIES AND PROCEDURES

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. Comprehensive loss was $6.6 million and $18.9 million for the three and nine months ended September 30, 1997, respectively, and was comprised of net losses of $5.6 million and $15.7 million and foreign currency translation losses of $1.0 million and $3.2 million for the three and nine months ended September 30, 1997, respectively. Comprehensive loss was $9.6 million and $34.0 million for the three and nine months ended September 30, 1998, respectively, and was comprised of net losses of $11.4 million and $35.2 million and foreign currency translation income of $1.8 million and $1.2 million for the three and nine months ended September 30, 1998.

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share for all periods presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives' fair value be recognized in earnings (losses) unless specific hedge

                           HERMES EUROPE RAILTEL B.V.

accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations.

     Certain reclassifications have been made to the December and September 1997 condensed, consolidated financial statements in order to conform to the 1998 presentation.

3. CAPITAL LEASE OBLIGATIONS

     During the nine months ended September 30, 1998, HER entered into additional contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $83.5 million. The commitments have expected lease terms of eight and one-half to twenty-five years with options for renewal rights of one to eight additional years. Subsequent to September 30, 1998, HER entered into an additional contractual commitment for $36.8 million, payable within twelve months, to lease an indefeasable right of use to transatlantic capacity for a term of twenty-five years.

4. ACQUISITION

     On June 24, 1998, the Company completed the acquisition for ECU 90 million (approximately $99.5 million) of a 75% interest in Ebone A/S ("Ebone"). The Company funded the acquisition with proceeds of a short-term bank loan, which has been repaid. Ebone is a Tier 1 Internet backbone provider that principally serves as a carriers' carrier for European Internet service providers. As part of the transaction, Ebone will purchase, under a transmission capacity agreement, long-term capacity rights on the Company's network valued at ECU 90 million. In addition to the majority interest held by the Company, Ebone's new ownership structure will continue to include many of Ebone's existing customers, which own the balance of Ebone's shares through an association. The members of the association were offered the right to buy shares of Ebone in the third quarter of 1998; however, the Company's ownership interest in Ebone was not reduced as a result of the acceptances of this offer.

     The acquisition has been accounted for using the purchase method of accounting. The excess purchase price over the fair value of assets acquired of ECU 15.7 million (approximately $17.2 million) was allocated to goodwill and is being amortized over 5 years. The results of Ebone have been included in the accompanying consolidated financial statements from the date of the acquisition.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT LOSS
                                                                      PER SHARE)
Revenues....................................................   $ 17,556       $ 53,316
Net loss....................................................    (17,199)       (34,843)
Net loss per share..........................................      (0.30)         (0.18)

     The pro forma results include amortization of the goodwill, elimination of intercompany revenue and costs of revenues on transactions between the Company and Ebone and the recording of the 25% minority interest. The pro forma data is for informational purposes only and does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented, nor is it intended to be a projection of the results which may be achieved in the future.

                           HERMES EUROPE RAILTEL B.V.

5. FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, the Company entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Notes"). The Company has marked the Swap to its fair value as of September 30, 1998 and the resulting adverse change in the fair value of $20.4 million has been recorded as a Noncurrent Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations. In addition, in July 1998, the Company entered into several forward exchange contracts, with terms ranging from thirty to ninety days, to limit the Company's exposure to foreign currency transactions. The Company has marked the outstanding contracts to their fair value as of September 30,1998 and the resulting adverse change in the fair value of $2.1 million has been recorded as an Other Current Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of September 30, 1998 and 1997 and for the three and nine months ended September 30, 1998 and 1997 and of certain factors that management believes are likely to affect the Company's prospective financial condition. The following discussion should be read in conjunction with the Company's unaudited Condensed, Consolidated Financial Statements and the notes related thereto, included in this report.

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

OVERVIEW

     The Company is continuing to develop and operate segments of a pan-European high capacity fiber optic network. The Company began delivering services to customers in November 1996 when the Brussels-Amsterdam route came into operation. The cities of London and Paris came into commercial operation during the last quarter of 1997 and in the first and second quarters of 1998, Frankfurt, Zurich, Geneva, Stuttgart, Dusseldorf and Munich were added to the network. Milan was added to the network during the third quarter. On June 24, 1998, the Company acquired a 75% interest in Ebone A/S ("Ebone"), a Tier 1 Internet backbone provider that principally serves as a carriers' carrier for European Internet service providers. The results of Ebone have been included in the accompanying consolidated financial statements from the date of the acquisition.

RESULTS OF OPERATIONS

     Revenue. The Company's consolidated revenue for the three and nine months ended September 30, 1998 was $27.0 million and $42.9 million, respectively, compared to $1.7 million and $2.3 million for the comparable periods in 1997. The growth in revenue is attributable to the continued deployment of the Company's network and revenues from Ebone, whose revenue was $7.4 million for the three months ended September 30, 1998.

     Cost of Revenue. The Company's cost of revenue for the three and nine months ended September 30, 1998 was $19.7 million and $36.7 million, respectively, compared to $2.7 million and $6.0 million for the comparable periods in 1997. The increase in cost of revenue for the three and nine months ended

                           HERMES EUROPE RAILTEL B.V.

September 30, 1998 as compared to the comparable periods in 1997 was associated with the costs related to operating and maintaining the network, local access costs and the depreciation of the network.

     Gross Margin. The Company had favorable gross margins of $7.3 million and $6.3 million for the three and nine months ended September 30, 1998. The Company had unfavorable gross margins of $(1.0) and $(3.7) million for the three and nine months ended September 30, 1997. The improvement in gross margins in 1998 as compared to 1997 is reflective of the increased utilization of the network and gross margin from Ebone whose gross margin was $3.9 million for the three months ended September 30, 1998.

     Operating Expenses. Operating expenses for the three and nine months ended September 30, 1998 were $7.8 million and $18.2 million, respectively, as compared to $3.8 million and $10.2 million for the comparable periods in 1997. The increase in operating expenses is related to increased costs associated with the growth of the Company's business operations and support personnel.

     Interest. Interest expense for the three and nine months ended September 30, 1998 was $7.9 million and $23.4 million, respectively, as compared to $3.9 million and $4.6 million for the comparable periods in 1997. The increase was primarily attributable to the interest and related costs associated with the issuance by the Company in August 1997 of $265 million aggregate principal amount of 11.5% Senior Notes due 2007 (the "Senior Notes").

     Interest income for the three and nine months ended September 30, 1998 was $1.9 million and $7.8 million, respectively as compared to $2.6 million and $2.7 million for the comparable periods in 1997. The increase in interest income was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

     Foreign Currency Losses. Foreign currency losses were $2.6 million and $5.2 million for the three and nine months ended September 30, 1998, respectively, as compared to foreign currency gains of $0.5 million and $0.1 million for the comparable periods in 1997. The losses in 1998 were primarily the result of foreign currency exposure from the issuance of the Senior Notes in U.S. dollars, other U.S. dollar cash and payables balances, losses on several forward exchange contracts and the weakening of the dollar versus European currencies in the third quarter of 1998.

     Income Taxes. Income taxes of $1.8 million and $1.8 million for the three and nine months ended September 30, 1998, respectively, is primarily Ebone's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of Company funding through September 30, 1998 have been net proceeds of $251.3 million from the issuance of the Senior Notes, that are general unsecured obligations, and cash equity contributions of $103.2 million in 1997.

     Development of the Company's fiber optic network is capital intensive. The Company has spent approximately $136 million on network capital expenditures through September 30, 1998 and expects to incur an additional $318 million through 2000 in order to complete the build-out of the core network. The total capital expenditures required to complete the build-out of the core 33 city, 15 country network has increased approximately $164 million as a result of additional routes currently being planned, excluding transatlantic routes, and increased spending on network equipment in order to increase the capacity of the network based on current forecasted requirements. Additionally, as of September 30, 1998, the Company has capitalized $242 million in connection with long-term fiber lease arrangements and expects to capitalize an additional $93 million through 2000 in order to complete the build-out of the core network. Moreover, subsequent to September 30, 1998, the Company entered into a contractual commitment for approximately $36.8 million, payable within twelve months, to lease an indefeasable right of use to transatlantic capacity for twenty-five years. The Company believes that the net proceeds from the issuance of the Senior Notes, combined with

                           HERMES EUROPE RAILTEL B.V.

projected internally generated funds, should be sufficient to fund such expected capital expenditures as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of the Company's future requirements may differ materially from management's estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of the Company.

     The Company had a positive working capital of $112.0 million and $251.1 million as of September 30, 1998 and 1997, respectively. The Company had cash and cash equivalents of $185.0 million and $237.5 million at September 30, 1998 and 1997 respectively. The Company had $29.5 million and $57.0 million of restricted cash at September 30, 1998 and 1997, respectively. The restricted cash at September 30, 1998 and 1997 primarily represents the Company's obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes.

     During the three and nine months ended September 30, 1998, the Company provided $33.5 million and $20.5 million, respectively, of cash for operating activities compared with providing $7.5 million and using $5.8 million for the comparable periods in 1997. Investing activities used cash of $30.7 million and $34.5 million for the three and nine months ended September 30, 1998, respectively, as compared to using cash of $72.4 million and $74.2 million for the comparable periods in 1997.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company is designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process by the end of 1998. The Company has limited its foreign currency exposure by entering into a foreign currency swap agreement and several forward foreign exchange contracts. The Company finds it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

YEAR 2000

     The Company expects to complete the assessment phase of its Year 2000 readiness in the fourth quarter of 1998. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business. The Company's preliminary observations during the third quarter 1998 from the assessment phase is that most of the Company's telecommunications equipment and software has been purchased within the past three years and bears a lower risk of Year 2000 non-compliance. In addition, the Company is obtaining confirmations from the Company's primary telecommunication vendors, business partners, customers and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions in the Year 2000. Upon the completion of this assessment phase, which is expected during the fourth quarter of 1998, the Company intends to commence a detailed planning phase that will then be followed by a remediation and testing phase in early 1999.

     The Company expects that it will incur approximately $0.7 million to complete the assessment, detailed planning and remediation and testing phases, of which approximately $0.2 million has been incurred for the nine months ended September 30, 1998. Funding of these costs will be absorbed from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third quarter 1998. The Company does not expect that the costs of addressing its Year 2000 readiness will have a material effect on the Company's financial condition or results of operations. However, there can be no assurance that Year 2000 non-compliance by the Company's systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

                           HERMES EUROPE RAILTEL B.V.

     The worst case scenario for the Company would be the failing of its telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption at some of the Company's operations and would adversely affect the Company's revenues. However, the Company has operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, the Company currently has diesel generators at almost all of its sites and expects to install diesel generators in the remaining sites in 1999. Based on its assessment during the third quarter of 1998, the Company does not foresee a material loss due to these conditions and management is hopeful that its remediation and testing efforts will ensure that it has addressed its Year 2000 readiness. However, there can be no assurance that Year 2000 non-compliance by the Company's systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     The Company is considering a contingency plan to address its worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms.

INTRODUCTION OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, in which countries the Company has its headquarters and the majority of its subsidiaries and operations, are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions. Thereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     The Company is currently evaluating the impact the implementation of the Euro will have on its continuing business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union because it has always operated as a pan-European business with prices in the European Currency Unit (the "ECU"), the predecessor of the Euro, for the majority of its customers. Moreover, the Company is evaluating its ability to update its information systems to accommodate the adoption of the Euro but it does not expect to incur material costs in either the evaluating or the updating of such systems. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.

     The Company intends to adopt the Euro as its functional currency on January 1, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     On July 14,1998, the Company had an extraordinary general meeting of shareholders. The following proposals were submitted to the shareholders for approval and unanimously approved:

          Approval of the appointment of two nominees to the Supervisory Board

          Approval to amend the Articles of Association in order to reflect that resolutions of the General Assembly be adopted by a simple majority

     On August 20, 1998, the Company had an extraordinary general meeting of shareholders. The following proposals were submitted to the shareholders for approval and unanimously approved:

          Approval of the appointment of two nominees to the Supervisory Board

          Approval of the appointment of Mr. Jan Loeber as Statutory Managing Director, replacing GTS-Hermes, Inc. as Statutory Managing Director

          Approval to amend the Articles of Association in order to allow for more than one member of Board of Managing Directors

          Approval of the appointment of two nominees to the Management Board

          Approval of the amended HER Stock Option Plan

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          27.1           Financial Data Schedule

     (b) Reports on Form 8-K

                       DATE OF REPORT                         SUBJECT OF REPORT
                       --------------                         -----------------
July 7, 1998, amended on September 8, 1998                    Acquisition of EBONE

     The Company filed a report on Form 8-K on July 7, 1998, which reported that it had completed its acquisition from Ebone Holding Association of a 75% interest in Ebone A/S. A copy of the purchase agreement was included as Exhibit
10.1 to the Form. An amendment that furnished the required financial statements and pro forma information with the Securities and Exchange Commission was filed on September 8, 1998.

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

Date: November 16, 1998