Form 10-Q/A
period 1998-09-30
HERMES EUROPE RAILTEL B V
filed 1998-12-14
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

     At December 14, 1998, there were outstanding 196,716 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   Financial Information
Item 1    Financial Statements........................................    3
          Condensed Consolidated Balance Sheets as of December 31,
            1997 and September 30, 1998...............................    4
          Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1997 and 1998...    5
          Condensed Consolidated Statements of Cash Flows for the
            Three and Nine Months Ended September 30, 1997 and 1998...    6
          Notes to Condensed Consolidated Financial Statements........    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
PART II.  Other Information...........................................
Item 4    Submission of Matters to a Vote of Security Holders.........   14
Item 6    Exhibits and Reports on Form 8-K............................   14
Signatures............................................................   15

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

6. SUBSEQUENT EVENTS

     On October 16, 1998, 6,248 shares of common stock were issued as a result of certain employees exercising vested options under the Company's stock option plan. On October 31, 1998, GTS Hermes, Inc. acquired AB Swed Carrier's ownership interest of 6,551 common shares in the Company for approximately $5.8 million. In connection with this purchase, GTS Hermes, Inc. paid approximately $5.3 million to a company, which is affiliated with a board member, for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Hermes, Inc., to purchase their respective ownership interest in the Company. Further, on October 26, 1998, the name of GTS Hermes, Inc. was changed to GTS Carrier Services, Inc.

     The ownership of the Company as a result of the subsequent events is as follows:

                                                              SHARES    OWNERSHIP %
                                                              -------   -----------
GTS Carrier Services, Inc. .................................  176,858       89.9
NMBS........................................................   13,610        6.9
Employees...................................................    6,248        3.2
                                                              -------      -----
                                                              196,716      100.0%
                                                              =======      =====

                           HERMES EUROPE RAILTEL B.V.

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

     Cost of Revenue. The Company's cost of revenue for the three and nine months ended September 30, 1998 was $19.7 million and $36.7 million, respectively, compared to $2.7 million and $6.0 million for the comparable periods in 1997. The increase in cost of revenue for the three and nine months ended September 30, 1998 as compared to the comparable periods in 1997 was associated with the costs related to operating and maintaining the network, local access costs and the depreciation of the network.

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

                           HERMES EUROPE RAILTEL B.V.

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

     Development of the Company's fiber optic network is capital intensive. The Company has spent approximately $136 million on network capital expenditures through September 30, 1998 and expects to incur an additional $654 million through 2000 in order to complete the build-out of the network. The total capital expenditures required for the build-out of the network has increased as a result of additional routes being planned, including transatlantic capacity, and for enhancing the speed and capacity of the network. Additionally, as of September 30, 1998, the Company has capitalized $242 million in connection with long-term fiber lease arrangements and expects to capitalize an additional $181 million through 2000 in order to complete the build-out of the network. Moreover, subsequent to September 30, 1998, the Company entered into a contractual commitment for approximately $36.8 million, payable within twelve months, to lease an indefeasable right of use to transatlantic capacity for twenty-five years. The Company believes that the net proceeds from the issuance of the Senior Notes, and a contemplated private offering of $200 million in senior notes on substantially similar terms as the Senior Notes, combined with the Company's projected internally generated funds, should be sufficient to fund such expected capital expenditures as well as payments on the long-term fiber lease arrangements and other cash needs. However, the actual amount and timing of the Company's future requirements may differ materially from management's estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for deploying the remainder of the network and would jeopardize the viability of the Company.

     The Company had working capital of $112.0 million and $251.1 million as of September 30, 1998 and 1997, respectively. The Company had cash and cash equivalents of $185.0 million and $237.5 million at September 30, 1998 and 1997 respectively. The Company had $29.5 million and $57.0 million of restricted cash at September 30, 1998 and 1997, respectively.

                           HERMES EUROPE RAILTEL B.V.

     During the three and nine months ended September 30, 1998, operating activities provided cash of $33.5 million and $20.5 million, respectively, and provided cash of $7.5 million and used cash of $5.8 million for the comparable periods in 1997. Investing activities used cash of $30.7 million and $34.5 million for the three and nine months ended September 30, 1998, respectively, as compared to using cash of $72.4 million and $74.2 million for the comparable periods in 1997.

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

Date: December 14, 1998

                               INDEX TO EXHIBITS

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          27.1           Financial Data Schedule