Form 10-K405
period 1998-12-31
HERMES EUROPE RAILTEL B V
filed 1999-03-31
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER:

                             ---------------------

                           HERMES EUROPE RAILTEL B.V.
             (Exact name of registrant as specified in its charter)

                 NETHERLANDS                                        NONE
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification Nos.)

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

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                             ---------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable.

     On March 15, 1999, there were outstanding 196,716 shares of Common Stock of Hermes Europe Railtel B.V., of which 13,610 shares were held by non-affiliates. There is no established market for the registrant's voting stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates.

              ITEM OF FORM 10-K                      DOCUMENT INCORPORATED BY REFERENCE
              -----------------                      ----------------------------------
             Part IV, Item 14(c)                                  Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HERMES EUROPE RAILTEL B.V.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
          Introduction................................................    1
          Industry Overview...........................................    1
          Business Summary............................................    3
          Business Strategy...........................................    3
          Managed Bandwidth Services..................................    3
          Internet Access and IP Transport............................    4
          Marketing Strategy..........................................    5
          Pricing and Distribution....................................    6
          Customers...................................................    7
          Network Design..............................................    8
          Network Capacity............................................    9
          Network Agreements..........................................    9
          Local Access................................................   10
          Competition.................................................   10
          Licenses and Regulatory Issues..............................   10
          Employees...................................................   14
          Risk Factors................................................   14
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   28
Item 8.   Financial Statements and Supplementary Information for the
          Company.....................................................   30
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   47
                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   47
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   57
Signatures ............................................................  60

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are one of the leading providers of telecommunications services to other telecommunications carriers. We operate a centrally managed fiber optic network that is designed to carry high volumes of telecommunications traffic across national borders in Europe and to the United States. At March 3, 1999, the network operated over approximately 12,200 kilometers connecting 19 cities in 10 countries. We expect the network to extend approximately 25,000 kilometers with points of presence, or equipment for switching or relaying traffic, in approximately 50 cities in 20 European countries by the end of 2000.

     Capacity on our network is sold to public telecommunications operators, other carriers, Internet service providers, resellers of unused telecommunications capacity and other telecommunication service providers. We believe that we are able to provide our customers a service that is superior to other services currently available through public telecommunications operators or through other independent providers.

     At March 3, 1999, we operated our network in Belgium, The Netherlands, the United Kingdom, France, Germany, Switzerland, Italy, Denmark, Sweden and Spain, linking the following 19 cities: Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen, Stockholm, Hamburg and Madrid. If completed as expected by the end of 2000, our network will extend approximately 25,000 kilometers. During 1999, we plan to extend our network through France to Barcelona and commence operating in Austria, the Czech Republic, Luxembourg and Portugal.

     We currently lease capacity on transatlantic cables linking the network with North America and are exploring various interconnectivity options to Russia. At March 3, 1999, 54 customers were under contract for service on our network, and at December 31, 1998 our customers were contractually obligated to pay us an aggregate of $418 million for future services, provided we perform in accordance with contractual specifications.

     We intend to continue to build our network using cost-efficient access to an infrastructure of railways, motorways, pipeline companies, waterways and power companies. We have a flexible approach to the network plan and intend to fine-tune the scope, route and design of the network based on our evaluation of customer demand. We have entered into agreements for the construction and/or lease of fiber optic routes for the network in the countries where we currently operate. We continue to negotiate rights-of-way and other infrastructure arrangements in order to extend the network. We expect to incur approximately $750 million in additional capital expenditures, including capital lease obligations, through 2000 in connection with the build-out of the network.

     In June 1998, we acquired our 75% interest in Ebone, a Danish company which connects European Internet service providers to the Internet over its own network. As of December 31, 1998, Ebone served 83 customers in 25 countries. As part of the transaction, Ebone purchased approximately $100 million of long-term capacity rights on Hermes Railtel's network. It will provide Ebone with capacity of up to 622 megabits per second between the majority of European cities that Ebone serves. Many of Ebone's existing customers own a portion of Ebone's shares through an association.

INDUSTRY OVERVIEW

EUROPEAN TELECOMMUNICATIONS MARKET

     Liberalization in the European telecommunications markets has proceeded rapidly since the late 1980's. Historically, the European public telecommunications operators monopolized the provision of telecommunications services in their home markets and designed their networks according to national rather than continental and international considerations. Between 1990 and 1997, however, the European Union implemented a series of directives designed to open up the telecommunications markets to competition. These directives required member states to implement legislation liberalizing their respective telecommunications markets to permit alternative telecommunications companies both to provide telecommunications services and to access the existing telecommunications infrastructure controlled by these national and regional providers. In response to these European regulatory changes, a number of new interests, including our company, have emerged to compete with the European public telecommunications operators. For a discussion of the risks we face with public telecommunications operators, see "-- Risk Factors -- Competitors with greater resources may adversely affect our revenues" and "-- Our competitive position may be compromised by our dependence on other telecommunications providers."

INTERNET INDUSTRY

     The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information and conduct business electronically. The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet, or its backbone, are connected in a variety of ways, including by public switched telephone networks and by high speed, dedicated leased lines. Communications on the Internet are enabled by Internet Protocol or IP, which is a market-based standard computer language broadly adopted on the Internet and elsewhere that allows computers with different architectures and operating systems software to communicate with each other on the Internet.

     Over time, as businesses have begun to utilize e-mail, file transfer and, more recently, intranet and extranet services, commercial usage has become a major component of Internet traffic. In 1989, the U.S. government effectively ceased directly funding any part of the Internet backbone. In the mid-1990s, contemporaneous with the increase in commercial usage of the Internet, a new type of provider called an Internet service provider became more prevalent. Internet service providers offer access, e-mail, customized content and other specialized services and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and utilize resources available on the Internet.

     Internet service providers generally operate networks composed of dedicated lines leased from public telecommunications operators, local access providers and internet service providers using IP-based switching and routing equipment and server-based applications and databases. Customers are connected to the Internet service provider switching equipment by facilities obtained by the customer or the Internet service provider from either public telecommunications operators or local access providers through a dedicated access line or the placement of a circuit-switched local telephone to the Internet service provider.

IP COMMUNICATIONS TECHNOLOGY

     There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data, into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, some disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to latency (delays) and interruptions in communication transmissions. In addition, there are concerns about the adequacy of the security and reliability of packet-switch based systems as currently implemented.

     Initiatives are under way to develop technology to address these disadvantages of packet-switch based systems. We believe that the evolving IP standard will remain a primary focus of these development efforts. We expect the benefits of these efforts to be improved communications, reduced latency and declining networking hardware costs.

BUSINESS SUMMARY

     At March 3, 1999, we operated approximately 12,200 kilometers of fiber optic cable connecting 19 cities in 10 countries in Europe. When completed by the end of 2000, our network will extend approximately 25,000 kilometers with points of presence, or locations with equipment for switching or relaying traffic, in approximately 50 cities in 20 European countries. At March 3, 1999, we had 54 customers which included public telecommunications operators and other carriers, global consortia, Internet service providers, resellers and other service providers. We believe that we are able to provide our customers with a service offering that is superior to comparable services currently available through public telecommunications operators or through other independent telecommunications providers.

     Our services are characterized by high transmission quality and reliability, flexibility and competitive pricing. We offer our customers a wide range of capacity levels for contract periods ranging from one to ten years. In 1998, we began upgrading our network with dense wavelength division multiplexing technology. This is a cost-effective technology that substantially increases the transmission capacity of an existing fiber optic network by multiplying the number of signals that it can carry simultaneously. In February 1999, we announced our plan to introduce a network platform that will apply IP technology directly over dense wavelength division multiplexing by the end of the second quarter of 1999. We expect this to enhance the efficiency of our network and its capacity to carry IP-based traffic. We initially plan to deploy this platform in six European countries.

BUSINESS STRATEGY

     We intend to make our service offerings more attractive to our carrier customers by expanding the geographic reach and reliability of our core network. We are continuing to build our network by extending its coverage to include approximately 50 cities throughout Europe by the end of 2000 and by putting in place a high speed, cost-efficient transatlantic link through the FLAG Atlantic Limited joint venture, in which one of our affiliates participates. We are also deploying dense wavelength division multiplexing technology that will permit significant expansion of the core network's transmission capacity and allow us to upgrade the reliability and efficiency of the network.

     MANAGED BANDWIDTH SERVICES

     We provide primarily large capacity cross-border European circuits and transatlantic services to carriers and service providers over an integrated, managed network. Our network, based on dense wavelength division multiplexing and synchronous digital hierarchy technology (a form of packet switched transmission technology), provides digital transmission capability upon which a broad range of advanced functionality may be built. Our network offers network availability, flexibility, bandwidth speeds and error performance not otherwise available to carriers for transport of telecommunications traffic across national borders in Western and Central Europe. Our network is designed to provide customers with a wide variety of bandwidth speeds, ranging from a data transmission rate of 2.048 Mbps (or millions of bits per second) to a data transmission rate of 2.5 gigabits per second (or billions of bits per second). For more information on technology in the telecommunications industry, see
"-- Industry Overview -- IP Communications Technology."

     Point-to-Point Transmission Capacity. The current market for cross-border transport is also served by international private leased circuits provided by public telecommunications operators. Traditionally, such private leased circuits are formed by combining half-circuits from two public telecommunications operators between customer locations, often with additional public telecommunications operators providing transit segments. Under such private leased circuits, overall service quality guarantees generally are not provided and only a limited range of bandwidth is available, usually only at a data transmission rate of 2.048 Mbps, and in certain instances, at a data transmission rate of 34 Mbps. We provide a Point-to-Point Transmission Capacity service to our customers. We believe this service is a significant improvement to private leased circuits because it provides a greater range of bandwidths from 2,048 Mbps to multiples of 140 Mbps or 155 Mbps and allows customers to choose a service level agreement which provides service guarantees appropriate for their applications, including guarantees for on-time service delivery and service availability.

     Our point-to-point transmission capacity consists of "integrated" and "node-to-node" services. Our network integrated service provides an end-to-end service between customer-specified locations where we arrange for the connection between the network node location and the customer's location. The node-to-node service can be selected when the customer prefers to provide its own connection to the local network node location. In node-to-node service, we guarantee service only on our network and not from our network node to the customer's location. Our network prices for both services are competitive relative to current service offerings. Our customers can choose flexible contract terms from one to ten years in duration, with discount schemes designed to ensure that we remain a cost-effective solution.

     Virtual Network Transmission Services. As the European marketplace liberalizes and carriers and other telecommunications service providers plan to expand their operations across Europe, a need arises for a flexible and cost-effective means of telecommunications transport. Such service providers have traditionally obtained international transport service by leasing international private leased circuits. Leasing private leased circuits requires a carrier to lease channels on a segment-by-segment basis from multiple public telecommunications operators, linking the target cities under arrangements having a fixed capacity and pricing structure for each segment of the carrier's network. Private leased circuits have several disadvantages, including (1) difficulty in obtaining discount/volume pricing schemes since there is no single provider of pan-European coverage, (2) delays in implementation due to numerous contractual negotiations and the need to interconnect numerous leased circuits,
(3) limited opportunities to lease high-bandwidth pan-European capacity and (4) variability of quality due to the absence of a centrally managed single uniform network. Telecommunications carriers could also construct their own network, which is expensive, time-consuming and complex and which may not be justified by traffic volume.

     Our network transmission service provides a new solution and an attractive alternative to leasing circuits or building infrastructure. This service enables our customers to obtain a uniform pan-European or cross-border network under one service agreement by allowing the customer to select any number of cities along our network with a pricing structure based on the overall amount of leased capacity for the customer's entire network.

     Ring Service. Most medium to large carriers and operators purchase network capacity in excess of actual requirements and prefer to have control over the physical configuration of their networks. This service connects multiple customer locations with multiple paths in a ring configuration. We provide the customer with reliable and direct control over the paths dedicated to its traffic within the ring and exclusive control over the routing. We can add additional ring capacity with no service interruption and additional customer locations with minimal service interruption. We can provide this ring service at a very competitive rate compared to other point-to-point services. For a discussion of the risks associated with the Hermes Railtel network technology, see "-- Risk Factors -- The technology of our network could become obsolete."

     INTERNET ACCESS AND IP TRANSPORT

     Ebone Internet Access Services. Internet service providers, which are companies that provide Internet access to end-users, have purchased Internet access from Ebone since 1991. Ebone has one of the largest installed bases of Internet service provider customers in Europe. Building on the expertise developed since the advent of the Internet in Europe, Ebone now offers Internet service providers a high quality Internet access service with the following significant features:

     - Reliable access to Internet service throughout Ebone's network, which is made possible by always dedicating excess bandwidth capacity on its network;

     - Access to other Internet networks through links with major Internet backbone providers in Europe and in the United States; and

     - Access speeds ranging up to 620 Mbps.

     IP Transport Services. We are developing IP transport services for service providers that focus on building their own Internet backbone, Intranet or voice over IP services. This IP traffic has been traditionally supported by a combination of managed bandwidth services (like the ring or the point-to-point services of Hermes Railtel's network) and Internet network services (like Ebone's Internet services).

     Today, large service providers building their Internet networks demand the speed offered by fiber infrastructure, the reliability of managed bandwidth services and the flexibility of Internet network services.

     We intend to carry the international Internet traffic of service providers between their private points of presence and/or Internet exchange points. We expect these services to combine high quality transmission services with the ability to upgrade transmission capacity and speed and to control configurations which are the strengths of large Internet network providers. For a discussion of the risks associated with the Hermes Railtel network technology, see "-- Risk Factors -- The technology of our network could become obsolete."

     MARKETING STRATEGY

     Our overall strategy is to offer public telecommunications operators and other carriers pan-European cross-border telecommunications transport services. Our network provides a vehicle through which a carrier can compete in markets where it does not own infrastructure. Our primary service offering is the sale of large capacity cross-border circuits to our customers. Our network's focus on carriers is designed to complement and not compete with such carriers' own business objectives in providing services to their end-users.

     As a result of our acquisition of Ebone, we are now accelerating our plans to become a leading player in the provision of seamless transatlantic city-to-city services in order to take advantage of the increased market demand for low cost transatlantic city-to-city services. In 1998, we contracted for long-term leased capacity on transatlantic cables linking the Hermes Railtel network to North America. In addition, we intend to further increase our transatlantic capacity through the purchase of capacity from the FLAG Atlantic Limited joint venture in which our affiliate has a 50% interest. We also intend to invest further in extending and increasing the capacity of our network.

     To establish ourselves as the leading provider of telecommunications services to carriers within Europe, we offer our customers significantly higher quality transmission and advanced network capabilities at a competitive price by focusing on the following:

     - High Capacity Cross-Border Network Facilities. Our network is designed to offer our customers high capacity network facilities outside their domestic markets, providing cross-border capabilities without requiring customers to invest in network infrastructure or being constrained by a narrow range of capacity offerings. By utilizing dense wavelength division multiplexing technology over our network, we anticipate that, once fully deployed, this technology will enable our network to provide a minimum speed of 800 gigabits per second on all major routes. Options are in place to expand fiber capacity further on a number of routes.

     - Uniform Network Architecture. Our network is designed to offer managed transport services from country to country and across multiple countries utilizing a single uniform network, in contrast to services currently available that use multiple providers over several networks with varying technologies under the control of separate, not necessarily compatible, network control systems. Our network's uniform technology enhances service by providing quality and reliability as well as uniformity of features throughout the network.

     - Diverse Routing. We have designed our network over multiple routes to provide high levels of reliability so that if a failure occurs on one route, traffic can be diverted to an alternate route. The network is designed to provide availability of over 99.9% for most routes and to provide customers with a wide range of telecommunications transmission capacity. We believe that to achieve this level of reliability without the use of a network similar to our network, carrier customers would need to purchase additional dedicated circuits.

     - Rapid Provisioning. Our customers can quickly obtain additional capacity on our network. This ability to rapidly provide service is largely due to our development of capacity substantially in excess of our forecasted requirements.

     - Flexibility. Our services provide customers flexibility across our network so that the customer may minimize risk by enabling network rerouting, eventually even under customer direct control.

     - Advanced Technology. We are deploying dense wavelength division multiplexing and synchronous digital hierarchy technology that can be upgraded and will permit significant expansion of transmission capacity without increasing the number of fiber pairs on a network. This technology also provides the basis for structuring advanced operating features, such as virtual private network services and IP-based services.

     - Innovative Pricing. We believe that the price of high-bandwidth circuits on transborder European routes is artificially high and not necessarily related to the cost of such circuits. We offer competitive pricing with tailored contract terms and volume discounts. This allows our customers to plan more efficiently the fixed costs of their service portfolio. Our customers can select varying capacity, access, guaranteed availability and contract terms at competitive prices. Customers purchasing capacity from public telecommunications operators generally choose from a narrow set of capabilities under inflexible pricing plans.

     For a discussion of the risks associated with our marketing strategy, see "-- Risk Factors."

     PRICING AND DISTRIBUTION

     We primarily conduct sales of our services through Hermes Europe Railtel (Ireland) Limited, a subsidiary.

     Currently, the price of cross-border pan-European calls is often significantly higher than the underlying cost of transport and termination of such calls and higher than the price of intra-country calls or transborder calls to and from liberalized markets. The low cost of operating our network enables us to attractively and competitively price services even as overall tariffs for telecommunication services decline. Our low cost basis is a result of, among other things, the application of new technologies to our network, which allows us to operate our network with fewer employees than legacy networks.

     The term of a typical customer agreement currently ranges from one to three years in length. The customer agrees to purchase, and we agree to provide, cross-border transmission capacity. In general, the customer agrees to pay certain non-recurring charges upfront and recurring charges on an annual basis, payable in twelve monthly installments. If the customer terminates the service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months' service for every twelve months remaining in the contract term. We guarantee transmission services to a certain service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable for the failed link.

     CUSTOMERS

     At March 3, 1999, 54 customers were under contract for service on our network, including public telecommunications operators and other carriers, global consortia, Internet service providers and resellers. As of December 31, 1998, our customers were contractually obligated to pay us an aggregate of $418 million for future services, provided our network performs in accordance with contractual specifications. We believe that the type and quality of our customers validate our business plan and network concept and illustrate the type of customers we expect to be attracted to the full network. The success of our network to date also demonstrates the demand for cross-border transport services. We are targeting seven major market segments or customer groups, which can be characterized as follows:

     - Existing Public Telecommunications Operators. This customer segment consists of the traditional European public telecommunications operators that generally participate in the standard bilateral agreements for cross-border connectivity. We provide a vehicle for public telecommunications operators to compete in non-domestic markets. As of January 1, 1998, all public telecommunications traffic can be transported by carriers other than the domestic public telecommunications operator, thus vastly expanding the potential demand from public telecommunications operators for our services.

     - Global Consortia of Telecommunications Operators. Many of the largest public telecommunications operators and international carriers have pooled resources and formed consortia in order to compete more effectively in important telecommunications markets such as those in Western Europe, particularly outside their home markets. Prior to liberalization of the provision of switched voice services in Western European markets, one of the primary objectives of these consortia was to provide pan-European services to multinational business customers, including X.25/frame relay (high speed data network) service and voice services for a closed user group. We believe that we provide an attractive alternative at better pricing in those environments where such a consortium does not already own its infrastructure. Furthermore, we believe that we are well-positioned to provide cross-border connectivity between different domestic infrastructures of these alliances.

     - International Carriers. This customer segment consists of non-European carriers with traffic between European and other international gateways. Existing customers in this segment include Teleglobe and targeted future customers include the United States regional Bell operating companies. We can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other hubs.

     - Other Carriers. This segment consists of other European carriers competing with existing public telecommunications operators, cable TV and mobile carriers and competitive access providers. These other carriers have chosen to compete with the incumbent public telecommunications operators in their respective countries. We believe that these other carriers will prefer to use the services of independent carriers such as ourselves to meet their cross-border telecommunication transport needs.

     - Internet Backbone Networks. Internet backbone networks are providers of large capacity international connectivity services between Internet nodes (points of interconnection between local Internet service providers). These networks are a fast-emerging segment and are expected to generate significant demand for the services we offer. The Internet segment is experiencing significant growth in demand for transmission capacity.

     - Resellers. Resellers are telecommunications service providers that do not own transmission facilities, but obtain communications services from other carriers for resale to the public. Resellers are a growing segment of the market and are expected to increase in conjunction with the liberalization of the European telecommunications market. In the United States, for example, resellers were a significant factor in the expansion of competition.

     - Other Service Providers. We also target data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions. Their basic network transmission requirement is to connect data switches or processors, and they currently purchase their own international circuits and build additional resiliency into their network infrastructure. We expect to allow them to meet these needs cost-effectively and to extend their services to new markets or customers without substantial capital investment.

     We expect that additional demand for alternative service providers will come from increased usage of dedicated circuits for Internet access, private lines for the deployment of wide-area networks by large corporations, single-source local and long distance services for small and medium-sized businesses and emerging broadband applications such as cable TV programming distribution (other than broadcast) to the end-user.

     NETWORK DESIGN

     Network Architecture. Our network design is based on a layered architecture that separates physical, optical and telecom layers of our network with standard interfaces in order to optimize design and operation and provide flexibility for introducing new technologies, such as IP.

     Physical Layer. The physical layer of our network is based on a mesh of routes comprised of dark fiber, or fiber optic cable that is not yet equipped or activated for commercial use. When the network is completed, the physical layer will interconnect cities on the network via at least two or three different paths to minimize service interruptions when fiber or equipment failures occur. In each major city, we intend to locate two additional customer access sites for maximum reliability.

     Optical Layer. The optical layer of our network is based on dense wavelength division multiplexing. This is a cost-effective technology that substantially increases the capacity of an existing fiber optic network by multiplying the number of signals that it can carry simultaneously. Specifically, this layer:

     - supports the provision of optical services directly to customers at 2.5 gigabits per second, representing the speed for digital signal transmission expressed in billions of bits per second; and

     - provides for the operation of multiple synchronous digital hierarchy transmission networks and/or IP systems to run concurrently on a single fiber pair in a highly cost-efficient manner. Ciena 40 wavelength systems are currently installed on our network in five countries with a potential capacity of 100 gigabits per second on a fiber pair.

     Telecom Layer. The synchronous digital hierarchy layer of our network, running via dense wavelength division multiplexing channels in the core of the network, and directly on fiber elsewhere, supports the provision of point-to-point services to customers at speeds of 2 Mbps up to 155 Mbps. The synchronous digital hierarchy layer is itself a multi-layered architecture consisting of multiple synchronous digital hierarchy rings, or cables, which are optimized for different telecommunications traffic characteristics. Each synchronous digital hierarchy ring supports fully automatic re-routing of traffic in the case of a break in the ring.

     We expect to add an IP layer to our network starting in the second quarter of 1999. This layer will support high capacity IP routers, or computer devices for routing packet-switched data traffic, which can deliver IP services to customers at speeds up to 2.5 gigabits per second. These routers will be supported on the dense wavelength division multiplexing layer of the network directly and/or through asynchronous transfer mode technology in the core of our network and on top of the synchronous digital hierarchy layer elsewhere. These changes will also enhance the services that Ebone can offer to its Internet service provider customers. We plan to extend our enhanced IP transport capabilities to all cities on our network by 2000. This layer will be able to handle failures independently of the lower layers by re-routing at the IP level.

     Our network is controlled by a single active network operations center in Brussels, Belgium. We maintain a backup center in Amsterdam, The Netherlands that has equivalent management systems continuously synchronized with the primary center.

     Our network operations center can pinpoint potential service problems and deal with service re-routing much more effectively than other networks that are controlled by multiple operators in different countries. Our advanced operational support systems also provide comprehensive support for:

     - managing the large number of network components and local repair organizations required for an extensive international network of our size; and

     - providing advanced customer support for customer operational activities.

     Overall, our combination of backup paths and management components enable recovery from individual failures at the optical, synchronous digital hierarchy and IP layers. Our resilient approach provides for a high level of network performance and reliability. As a result, we are able to enter into strong performance commitments with our customers, and services on most routes of our network have performed at or above 99.9% availability.

     We expect to operate our network and to own substantially all of our network equipment as well as some segments of the fiber optic cable. A substantial portion of the fiber is leased from third parties on a long-term basis. Long-term leases for fiber are advantageous to us because they reduce or eliminate the costly burden of building large quantities of capacity before they can be fully utilized. Where we lease dark fiber, the owner of such fiber will generally be responsible for maintaining such fiber optic cable. In general, we will enter into agreements with equipment vendors and infrastructure providers and other third parties to supply and/or maintain the necessary equipment for our network. For a discussion of the risks associated with our network technology, see "-- Risk Factors -- The technology of our network could become obsolete."

     NETWORK CAPACITY

     We are building our network to include Ciena 40 dense wavelength division multiplexing systems on a majority of our routes. This allows for synchronous digital hierarchy and IP systems of 2.5 gigabits per second to be installed only when required, thus providing for efficient management of capital investment.

     Should capacity be required beyond the initial 100 gigabits per second on the first fiber pair, we can bring additional fiber pair(s) into operation that utilize either higher capacity dense wavelength division multiplexing systems at
2.5 gigabits per second or at 10 gigabits per second. Such systems have been available on some routes on our network since 1998. The remaining routes are planned to have this upgrade in 1999. We plan to have a minimum of two fiber pairs on all routes. This approach will extend capacity as we implement it on new paths and on selected existing paths over time.

     NETWORK AGREEMENTS

     We have entered into agreements and letters of intent with various infrastructure providers for construction and/or leasing of dark fiber for portions of our network. Our agreements for leases of portions of our network typically require the infrastructure provider to provide a certain number of pairs of dark fiber and in some cases facilities along our network route commencing on dates we provide. The term of a lease agreement typically ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. We are allowed to use the cable for the transmission of messages and other purposes, including increasing capacity. The infrastructure provider is responsible for maintenance of the cable facilities. The infrastructure provider may also provide space for the location of our equipment and related maintenance. The agreements typically provide for termination by the parties only for material breach, but allow the breaching party 90 days to cure their breach. The agreements typically contain a transition period after termination of the agreement to allow us to continue to serve our customers until we can reach agreement with an alternative infrastructure provider. In certain areas of our network where it is not possible to lease dark fiber, we have signed agreements or letters of intent for the right to use managed bandwidth. The terms of these agreements typically range from 10 to 25 years.

     We are also deploying our network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. We constantly evaluate multiple alternative infrastructure suppliers in order to maximize our flexibility. Many portions of our network utilize long-term right-of-way agreements with landowners. As a result of our network development activities to date, we have gained access to infrastructure for our network routes which we believe will be difficult for competitors to duplicate.

     LOCAL ACCESS

     We expect to provide customer access to our network primarily through the Access Services line of business conducted by our affiliates using synchronous digital hierarchy access lines in those cities where Access Services will be present and our network has nodes. Arrangements with our affiliate's Access Services line of business are expected to be on an arms length basis. In each city, as one of our points of presence is deployed, we may contract with one or more suppliers to provide local access service to customer locations. Currently, we have contracted with a number of unaffiliated local access providers to connect our network to intra-city networks. Pursuant to these agreements, we can offer our carrier customers service from their premises in one city to their premises in another city. Various local access network suppliers may also be interested in linking the business centers in which they are active to our network. Therefore, we believe that the relationships between ourselves and local access network suppliers can benefit both parties.

COMPETITION

     The success of our network depends upon our ability to compete with a variety of other telecommunications providers offering or seeking to offer cross-border services, including (1) the respective public telecommunications operator in each country in which our network operates, (2) global alliances among some of the world's largest telecommunications carriers, and (3) global operators. We expect that some of these current and future competitors may also become our customers. We also believe that the ongoing liberalization of the European telecommunications market will attract additional entrants to the carrier's carrier market and increase the intensity of competition. Competitors in this market compete primarily on the basis of price and quality. We intend to focus on these factors and on service innovation as well. We anticipate substantial direct and indirect competition. See "-- Risk Factors -- Competitors with greater resources may adversely affect our revenues."

     Various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN-Qwest, Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd., and British Telecommunications plc, have announced plans to construct, have begun to construct or are operating fiber optic networks across various European countries. Some of these networks include, or their promoters have expressed their intentions to include, transatlantic connectivity.

LICENSES AND REGULATORY ISSUES

  OVERVIEW

     The regulation of the European telecommunications industry is in the midst of significant changes. Starting in 1987, a policy document, the EC Green Paper on Telecommunications, charted the course for the current changes in the EU telecommunications industry by advancing principles such as separation of operators from regulators, transparency of procedures and information, cost orientation of tariffs, access to monopoly public telephone operator infrastructure networks and the liberalization of services. The Green Paper formed the basis of subsequent liberalization and harmonization EU directives. In 1990, the EU member states approved two directives that established these principles in EU law: the Open Network Provision Framework Directive and the EU Services Directive. Combined, these two directives set forth the basic rules for access to public telephone networks and the liberalization of the provision of all telecommunications services within the EU except for certain selected services, including voice telephony.

     In 1992, the EU approved the Open Network Provision Leased Line Directive, which required the incumbent operators to lease lines to competitors and end users, and to establish cost accounting systems for these products by the end of 1993. The national regulatory authorities were to use this cost information to set cost-orientated tariffs for leased lines. Even though most EU member states have established regulatory frameworks requiring public telecommunications operators to lease lines to competitors and end users, we believe that, in some EU member states, such lines are not yet being offered at cost-orientated prices.

     In 1996, the EU issued the Full Competition Directive, which requires EU member states to permit the provision of telecommunications services, other than certain selected services, including voice telephony, over networks established by the provider of the services, over network infrastructure provided by third parties or by means of sharing of networks from July 1996. Since then, there has been an increasing supply of such capacity offered at attractive prices from such alternative suppliers. The Full Competition Directive also established January 1, 1998 as the date by which all EU member states must establish a legal framework which removes all remaining restrictions on the provision of telecommunications services, including voice telephony. However, the following EU member states were granted a delay in implementing this liberalization directive: (1) Greece, through December 31, 2000; (2) Ireland, through January 1, 2000; (3) Luxembourg, through July 1, 1998; (4) Portugal, through January 1, 2000; and (5) Spain, until November 30, 1998. Ireland implemented the Full Competition Directive in December 1998. Subject to the foregoing, each EU member state is obliged, under EU law, to enforce the terms of the Full Competition Directive in such a manner so as to ensure that its aim and purpose is carried out. Enforceability of the Full Competition Directive may be challenged at the EU level or at the EU member state level. Furthermore, in practice, implementation and enforcement of the directive has been and may also continue to be delayed on a country by country basis.

     As a complement to the Full Competition Directive, the European Parliament and Council of Ministers in June 1997 adopted a directive which governed the manner in which public network operators and service providers interconnect with the public telecommunications operators' public networks. Among other things, this directive requires EU member states to ensure that public telecommunications operators with significant market power should provide interconnection on the basis of cost-oriented charges.

     In April 1997, the European Parliament and the Council of Ministers adopted a directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications will be required to be dealt with in a timely fashion. The number of licenses may be restricted only to the extent required to ensure the efficient use of radio frequencies or for the time necessary to make available sufficient numbers in accordance with EC law.

     In February 1998, the European Parliament and the Council of Ministers adopted a directive on the application of the Open Network Provision to voice telephony and on universal service.

     Despite these regulatory initiatives supporting the liberalization of the telecommunications market, most EU member states are still in the initial stages of liberalizing and harmonizing their telecommunications markets and establishing competitive regulatory structures to replace the monopolistic environment in which the public telecommunications operators previously operated. For example, most EU member states have only recently established a national regulatory authority. In addition, the implementation, interpretation and enforcement of these EU directives differs significantly among the EU member states. While some EU member states have embraced the liberalization process and achieved a high level of openness, others have delayed the full implementation of the directives and maintain several levels of restrictions on full competition.

     Member states of the EU are also bound as a matter of international law to comply with certain multilateral trade rules and regulations. On February 15, 1997, over 60 members of the World Trade Organization committed to open their telecommunications markets for basic telecommunications services to foreign competition and ownership and to adopt regulatory measures designed to protect foreign telecommunications providers against anticompetitive behavior by domestic public telecommunications operators. For most signatories to this World Trade Organization Telecommunications Agreement, these commitments took effect on February 5, 1998 (including the EU member states). We believe that the World Trade Organization Telecommunications Agreement will primarily impact call termination charges outside the EU. For a discussion of the regulatory risks involved, see "-- Risk Factors -- Delays in liberalization of the EU telecommunications market may adversely affect execution of our business strategy," and "-- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "-- Risk
Factors -- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     A summary discussion of the regulatory framework in certain countries where we have developed and are developing our network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     National authorities in individual member states of the EU are responsible for regulating the construction and operation of telecommunications infrastructure. We believe that the adoption of the Full Competition Directive and the various related directives adopted by the European Parliament and the Council of the EU have resulted in the removal of most regulatory barriers to the construction and operation of telecommunications infrastructure in the countries of the EU where we currently operate.

     Hermes Railtel requires licenses, authorizations or registrations in almost all countries to operate the network. Licenses, authorizations or registrations have been obtained in Belgium, France, Germany, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland, the UK and the United States. No license or authorization is required to operate a network in Denmark. Hermes Railtel intends to file applications in other countries in anticipation of service launch in accordance with the network roll-out plan.

     Belgium. Belgium has implemented the "alternative infrastructure" provider provision of the Full Competition Directive. Most of the EC telecommunications liberalization package was adopted at the end of December 1997. The implementing legislation (Royal Decrees) regarding the licensing regimes for the provision of voice telephony services and the establishment of public network infrastructure was approved by the Council of Ministers at the end of June 1998. The official publication and the entry into force of that implementing legislation took place in July 1998. Until such entry into force, the Belgian Telecommunication Authority continued to work with the system of provisional licenses. Hermes Railtel has already obtained, through a wholly owned subsidiary, a license in February 1997 from the Belgian regulatory authority to build infrastructure between major Belgian population centers and the relevant border crossings. Hermes Railtel also has an authorization to provide liberalized services using alternative infrastructure. The liberalization legislation requires all previously licenced operators to apply for new licenses or authorizations. Hermes Railtel applied for a new license in October 1998 and was granted its license to build and operate its network under the new regulatory framework on January 26, 1999.

     Denmark. With the liberalization of infrastructure as of July 1, 1997, Denmark has fully liberalized its telecommunications markets in accordance with the requirements of the relevant EC Directives. According to the Danish rules, Hermes Railtel will not require any regulatory approval in order to install or operate the network in Denmark.

     France. A new regulatory agency, the Autorite de Regulation des Telecommunications, was established in France effective January 1, 1997. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. In October 1997, Hermes Railtel obtained authorization to operate its network in specific regions of France. In August 1998, Hermes Railtel was granted an extension of its license in order to extend its network in France to reach Italy and Spain. Such authorization requires prior notification to and approval of the Autorite de Regulation des Telecommunications of any substantial changes in the capital of Hermes Railtel or its controlling shareholder.

     Germany. Germany has approved legislation to implement the Full Competition Directive and remove all remaining restrictions on competition from August 1996. Hermes Railtel was granted a license by the German regulatory authorities on July 18, 1997. The license permits Hermes Railtel to operate the portions of the network in Germany connecting Dusseldorf, Frankfurt and Stuttgart; Dusseldorf to the Dutch border; and Stuttgart to the French border. In 1998, Hermes Railtel was granted extensions to its license to include operation of routes linking Hamburg, Hanover, Munich and Berlin and of routes to Denmark.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, Italy enacted legislation on July 31, 1997 creating an independent national regulatory authority for the telecommu-nications and audiovisual sectors. On September 19, 1997, Italy enacted a regulation implementing all EC directives in the telecommunications sector and since then specific laws relating to licensing and interconnection and universal service have been approved. Hermes Railtel was granted a license by the Italian authorities in August 1998, enabling the development of its network in the northwest region of Italy and the offering of services in Milan.

     Luxembourg. A new Telecommunication Act entered into force in April 1997, and a Royal Decree on licensing conditions entered into force in July 1998. Hermes Railtel applied to the Luxembourg regulatory authority for a license to build and operate its network in Luxembourg in October 1998. On February 11, 1999, we were granted a license to build and operate a public telecommunications network.

     The Netherlands. On July 1, 1997, the Dutch government abolished the prohibition on the use of fixed infrastructure for the provision of public voice telephony, thereby complying with the requirements of the Full Competition Directive six months ahead of schedule. On August 1, 1996, Hermes Railtel was granted an authorization for the installation, maintenance and use of a fixed telecommunications infrastructure.

     A new Telecommunications Act came partly into force on December 15, 1998. The new Act confirms the full liberalization of the telecommunications market according to European Community standards. When the new Telecommunications Act entered into force, the authorization held by Hermes Railtel ceased to exist. Under the new Telecommunications Act, Hermes Railtel has an obligation to register its activities. A request for registration with the Dutch regulatory authority ("OPTA") was filed in February 1999 and the OPTA granted Hermes Railtel its registration as a public telecommunications operator on March 3, 1999.

     Spain. Under the Full Competition Directive, Spain was granted the right to request a delay of up to five years in liberalizing fully its telecommunications market. In April 1998, Spain adopted the LGT, its new telecommunications law. The LGT was implemented through the use of secondary legislation. The LGT and the secondary legislation resulted in the full liberalization of the Spanish telecommunications market on December 1, 1998. On December 3, 1998, the Spanish regulatory authority began to issue licenses under the new regime. Hermes Railtel was granted a license to install and operate a telecommunications network in Spain on January 14, 1999.

     Sweden. Full liberalization of the Swedish telecommunications market occurred in 1993. A new Telecommunications Act was passed in 1997 to reinforce the powers of the national regulatory authority, to ensure conformity with EC Directives and to supplement the pre-existing licensing regime with a general authorization regime for certain services. Hermes Railtel registered with Swedish authorities has been able to provide service in Sweden since July 1998.

     Switzerland. The Swiss Parliament has passed a Telecommunications Law which entered into force on January 1, 1998. Although Switzerland is not a Member State of the EU, the effect of the law is largely to mirror the EC telecommunications liberalization directives. From that date, voice telephony monopoly was abolished and services fully liberalized. In September 1998, the Swiss regulatory authority granted Hermes Railtel a definitive concession (replacing an earlier provisional concession) to build and operate its network in Switzerland.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of Oftel, the UK telecommunications regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The UK has already liberalized its market beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. Hermes Railtel has received a license from the Secretary of State for Trade and Industry dated December 18, 1996 which grants it the right to run a telecommunications system or systems in the UK connected to an overseas telecommunications system and to provide international services over such systems. Like the licenses granted to other providers of international facilities-based services, the license granted to Hermes Railtel was for an initial six months' duration and thereafter is subject to revocation on one month's notice in writing. The short duration of these initial licenses was adopted for administrative convenience to facilitate reforms to the licensing regime which are expected in 1999. The Department of Trade and Industry has confirmed that it intends to replace the initial licenses with new licenses and that it would not revoke an initial license without replacing it with another license giving an equivalent authorization. The Department of Trade and Industry is currently discussing with license holders the arrangements to put these new licenses into effect. Although the Department of Trade and Industry has indicated that the new licenses are expected to be of 25 years' duration, we cannot assure you that this will be the case or that the new licenses will not contain terms or conditions unfavorable to Hermes Railtel.

     United States. Hermes Railtel was granted a license by the FCC pursuant to section 214 of the Communications Act of 1934 authorizing it to provide limited global facilities-based and global resale services (subject to the terms and conditions imposed by the law and authorization), effective October 23, 1998. The 214 authorization does not allow Hermes Railtel to offer US services to Hungary, Poland, the Czech Republic, Romania, Monaco, Russia, Ukraine, Kazakhstan, Uzbekistan, Azerbaijan, China and India.

     In addition to the discussion above, Hermes Railtel intends to file applications in other countries (including Austria, Croatia, Czech Republic, Hungary, Poland, Portugal, Slovakia and Russia) in anticipation of service launch in accordance with the Hermes Railtel network roll-out plan. With the exception of Austria and Portugal, which are members of the EU and whose laws must comply with EC Directives, these countries have not generally liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of Hermes Railtel's licenses, authorizations or registrations may limit or otherwise affect Hermes Railtel's scope of operations. We cannot assure you that Hermes Railtel will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services it currently provides and plans to provide, that such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or that the licenses, authorizations or registrations required in the future can be obtained by Hermes Railtel. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on Hermes Railtel.

EMPLOYEES

     On December 31, 1998, we employed a total of 265 persons. We believe our future success will depend on its continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

RISK FACTORS

RISKS RELATING TO THE EXPANSION OF OUR NETWORK

     Our ability to achieve our strategic objectives will depend in large part on our successful, timely and cost-effective completion of our network and the continued market demand for Internet Protocol services. Although our network currently links 19 cities, the development of the remainder of the network may be adversely affected by a variety of factors. Many of these factors, such as strikes, natural disasters and other casualties, are beyond our control. In addition, we will need to negotiate and conclude additional agreements with various parties. These agreements are necessary to establish rights-of-way and to develop and maintain our network infrastructure and equipment.

     For development of the network to be successful we need to obtain and maintain a number of agreements, including:

     - additional long-term leases of dark fiber;

     - rights-of-way and other permits from railroads, utilities and governmental authorities to install fiber optic cable; and

     - transatlantic capacity.

In addition, we already depend on third parties for leases of dark fiber for substantial portions of our network.

     We cannot assure you that we will be able to maintain all of our existing agreements, rights and permits or that we will be able to obtain and maintain the additional agreements, rights and permits needed to implement our business plan on acceptable terms. In addition, we may not be able to conclude such agreements, rights or permits on time. Any delay in concluding or failure to conclude or maintain these agreements could adversely affect the operation and/or expansion of our network. This, in turn, could have a negative effect on our financial condition, including our ability to make payments to you on the notes.

     The successful and timely completion of our network will also depend on, among other things:

     - the timely performance of independent contractors hired to engineer, design and construct portions of our network; and

     - our ability to obtain and maintain applicable government approvals to build and operate our network.

     Further development of our network might cost more or take longer than our current estimates. Although we believe that our cost estimates and schedule are reasonable, we cannot assure you that the actual construction costs or time required to complete the expansion of our network will not be greater than we currently expect. Delays or increased costs in developing the network could have a negative effect on our financial condition.

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans.

     As a result of our current high level of debt, we:

     - will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     - may not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;

     - may be less flexible in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans; and

     - will have more debt than some of our competitors, which may place us at a competitive disadvantage with respect to such competitors.

     If we fail to make the required payments or to comply with our debt covenants we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn would cause defaults under our other indebtedness.

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

     The covenants in our currently outstanding debt may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants limit our ability to:

     -  incur additional indebtedness;

     -  pay dividends or make certain other restricted payments;

     -  limit our ability to use our assets as collateral for loans;

     -  dispose of our assets; or

     -  enter into transactions with affiliates.

SUBSTANTIAL ADDITIONAL CAPITAL IS REQUIRED TO EXPAND OUR NETWORK

     We will require significant amounts of capital to develop and expand our network. We expect to incur approximately $750 million in additional capital expenditures, including capital lease obligations through 2000 to expand our network. We believe that the net proceeds that we received from the issuance of the outstanding 10 3/8% senior notes due 2009 and 10 3/8% senior notes due 2006 and the outstanding 11 1/2% senior notes due 2007, combined with the funds we expect to generate internally, will be sufficient to fund our these future capital expenditures. However, the actual amount and timing of our future capital requirements may differ from our estimates. Thus, additional financing may be needed to construct our network. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. If we fail to obtain this financing, we might have to delay or abandon our plans for expanding the remainder of our network. Delaying or abandoning these plans could have a negative effect on our financial condition.

     Our revenues and the costs of expanding our network and operating our business depends upon a variety of factors, including:

     - efficiently manage the expansion of our network and operations;

     - negotiate favorable contracts with suppliers;

     - obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts to complete and operate our network;

     - access markets and attract a sufficient number of customers; and

     - provide and develop services to which our customers will subscribe.

Our revenues and costs are also dependent upon factors that are not within our control, including:

     - regulatory changes;

     - changes in technology;

     - increased competition;

     - strikes;

     - weather; and

     - performance by third-parties, including our vendors and customers, in connection with the development of our network.

Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be and our future capital requirements might increase. Accordingly, we cannot assure you that the amount of funds required to complete our network will not be greater than anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A LIMITED OPERATING HISTORY AND HAVE SUSTAINED SUBSTANTIAL NET LOSSES

     We have a limited operating history and have historically sustained substantial operating and net losses. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. For the following periods, we reported net losses of:

PERIOD                                                            NET LOSS
------                                                          -------------
Year ended December 31, 1996................................    $16.0 million
Year ended December 31, 1997................................    $29.7 million
Year ended December 31, 1998................................    $45.0 million
Inception through December 31, 1998.........................    $97.4 million

     Our operations, infrastructure and customer base have grown significantly in the last three years as we have expanded into new European markets. In addition, we intend to enter additional European markets and offer new telecommunications services. You should evaluate our prospects in light of the risks, costs and time constraints that we face in establishing operations and introducing new telecommunications services in newly liberalizing markets.

COMPETITORS WITH GREATER RESOURCES MAY ADVERSELY AFFECT OUR REVENUES

     We compete primarily on the basis of price and on the type and quality of services offered. Competitors may force us to lower our prices or modify our services offerings to remain competitive. We cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. We expect our prices for services to continue to decrease for the foreseeable future. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

     Various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN N.V., Qwest Communications International, Inc., Deutsche Telekom AG and France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc, have announced plans to construct, have begun to construct or are operating fiber optic networks across various European countries which do or will compete with our network.

     Our "point-to-point" transborder service offering also competes with circuits currently provided by large established national carriers, through international private leased circuits. The liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant public telecommunications operators as well as an increasing number of new market entrants. In addition, these carriers own and operate fully built networks and infrastructure which provide them with significant cost advantages. Since we utilize these networks in part to provide many of our services, our failure to gain economical access to these networks could have a material adverse effect on our business, results of operations and financial condition.

OUR COMPETITIVE POSITION MAY BE COMPROMISED BY OUR DEPENDENCE ON OTHER TELECOMMUNICATIONS SERVICE PROVIDERS

     We need to enter into interconnection agreements with large established national carriers and other local service providers operating in our target markets. We may also need to enter into agreements which permit us to place our equipment at the facilities of such third parties and/or lease telecommunications transport capacity from such third parties. We cannot assure you that we will be able to enter into these interconnection and other agreements on satisfactory terms.

     The terms and conditions of interconnection to the networks operated by government-run or recently privatized local telecommunications providers will have a material effect on our competitive position. We can offer no assurance that such EU members and regulated carriers in those countries will implement the EU liberalization directive in a timely and consistent manner or that we will have economical access to and termination on those networks. Accordingly, customers' ability to access our services may be restricted in some EU countries.

OUR INFRASTRUCTURE MAY NOT KEEP PACE WITH OUR RAPID GROWTH

     Our operating and financial control systems and infrastructure may not be adequate to maintain and effectively manage future growth. If we fail to continuously upgrade our administrative, operating and financial control systems or unexpected expansion difficulties arise, our business, results of operations and financial condition could suffer a material adverse effect. We must also purchase additional telecommunications facilities and expand, train and manage the employee base. Inaccuracies in our forecasts of market demand could result in insufficient or excessive telecommunications facilities and fixed expenses that are not in line with our operations. As we proceed with our development and expansion, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure.

WE MAY FACE DIFFICULTIES IN INTEGRATING, MANAGING AND OPERATING NEW TECHNOLOGY

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for dense wavelength division multiplexing, which allows multiple signals to be carried simultaneously and IP transmission using dense wavelength division multiplexing technology. Integrating these new technologies could increase the risk of system failure and result in further strains. Additionally, any damage to our network management center could harm our ability to monitor and manage the network operations.

THE TECHNOLOGY OF OUR NETWORK COULD BECOME OBSOLETE

     The telecommunications industry is subject to rapid and significant changes in technology and such technological advances may reduce the relative effectiveness of existing technology and equipment. The cost of implementation of emerging and future technologies could be significant.

     Development and operation of our network are also subject to certain technological risks. Our network has been designed to utilize dense wavelength division multiplexing and synchronous digital hierarchy technology and will be extended to support IP Services in 1999. While the current operational network segment has performed at or above design specifications since November 1996, there can be no assurance that our network will achieve the technical specifications for which we designed it or that we will be able to upgrade our network as technological improvements in telecommunications equipment are introduced.

SYSTEM FAILURES OR INTERRUPTIONS IN OUR NETWORK MAY CAUSE LOSS OF CUSTOMERS

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.

OUR RELATIONSHIP WITH OUR MAJORITY SHAREHOLDER COULD RESULT IN CONFLICTS OF INTEREST

     As of the date hereof, Global TeleSystems Group, Inc., through its wholly owned subsidiary GTS Carrier Services, Inc., beneficially owns 89.9% of our company. Global TeleSystems Group therefore has the ability to strongly influence and/or control our affairs and our business. Circumstances may occur in which the interests of Global TeleSystems Group could be in conflict with our interests. In addition, Global TeleSystems Group may have an interest in pursuing transactions that may involve risks to our company. We cannot assure you that any such conflicts of interest will be resolved in our favor. We expect to enter into capacity arrangements on an arms' length basis with other subsidiaries. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     Global TeleSystems Group plans to offer a broad range of integrated telecommunications services to businesses and other high usage customers in certain European metropolitan markets. These services could compete with the services we offer to customers as an independent carriers' carrier. The offerings of competing services by Global TeleSystems Group could affect the perception that we are an independent operator and could negatively impact our ability to attract and retain customers.

WE MAY ENCOUNTER DELAYS IN IMPLEMENTING KEY ELEMENTS OF OUR BUSINESS STRATEGY

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     -  our plan to develop and offer IP services;

     - the execution of agreements with various parties regarding, among other things, rights-of-way and development and maintenance of infrastructure and equipment; and

     - the timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our IP services and planned additional transatlantic capacity.

We cannot assure you that we will execute such actions. In addition, any delays in concluding such agreements would materially and adversely affect the speed or successful realization of our business plan.

     We believe that our cost estimates and the build-out schedule are reasonable with respect to these projects. However, the actual construction costs or time required to complete the plans could substantially exceed current estimates. Any significant delay or increase in the costs to develop such plans could have a material adverse effect on our operations.

DELAYS IN LIBERALIZATION OF THE EU TELECOMMUNICATIONS MARKET MAY ADVERSELY AFFECT EXECUTION OF OUR BUSINESS STRATEGY

     A substantial portion of our strategy depends on the timely implementation of regulatory liberalization of the EU telecommunications market. We may implement our business plan and make capital expenditures in a given country in anticipation of regulatory liberalization which may not occur. This liberalization is occurring in accordance with existing European Commission directives. Although EU member states had a legal obligation to liberalize their markets in accordance with these directives by January 1, 1998, Greece and Portugal have been granted a delay in implementing the Full Competition Directive. In addition, Croatia, Czech Republic, Hungary, Poland, Slovakia, Switzerland and Russia are not members of the EU and are not subject to its directives, including the liberalization directive. This and similar delays could limit, constrain or otherwise adversely affect our ability to provide certain services. Even if an EU member state promptly adopts liberalization measures in a timely fashion, established national or regional telecommunications operators, regulators, trade unions and other sources may resist implementing such measures. Further, our provision of services in Europe and the implementation of our business plan may be materially adversely affected if any EU member state imposes greater restrictions on international services between the EU member state and non-EU countries.

DELAYS IN OBTAINING REGULATORY LICENSES AND APPROVALS COULD ADVERSELY AFFECT OUR PLANS TO OFFER SERVICES IN OUR TARGETED MARKETS

     Because we plan to provide, through each of our lines of business, an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, we must obtain additional agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities (known as infrastructure providers) to build out the network. We cannot assure you that we will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from offering one or more of our lines of business in their applicable targeted markets.

DECREASES IN OUR GROSS MARGINS COULD RESULT IN A REDUCTION OF OUR PRICES

     Our gross margins have decreased over the past few years because prices in the European long distance industry have declined over that period. Further, we expect that prices will continue to decline as competition increases. This will result in continuing price cuts in certain retail markets and will decrease the gross margins of our customers. This, in turn, could create pressure on us to reduce our prices. If there are not increases in volume and reductions in cost in the services we provide to offset these lower prices our future gross margins will decrease.

INTEGRATION OF EBONE ACQUISITION

     In June 1998, we completed our acquisition of a 75% interest in Ebone A/S. We cannot assure you that this acquisition or other acquisitions that we may consummate in the future will achieve the benefits we expect. In order to integrate the business, systems and culture of Ebone or such other acquired businesses into ours, we must continue to develop our financial and management controls and information systems and retrain existing personnel. If this diverts significant resources or if we fail to achieve the benefits we expect from these acquisitions, it could have a negative effect on our business.

OUR DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Our customers are, and will continue to be, telecommunications companies. For that reason, we may become dependent on a small number of significant customers. The loss of a significant customer could significantly decrease our revenues and, hence, adversely affect our financial condition.

CURRENCY AND EXCHANGE RISKS

     Our functional and reporting currencies are the Belgian franc and the US dollar, respectively. We adopted the Euro as our functional currency on January 1, 1999. Still, we conduct, and will continue to conduct, business transactions in currencies other than our functional and reporting currencies; for this reason, appreciation or depreciation in the value of other currencies as compared to our functional or reporting currency could result in a material transaction or translation gain or loss to us.

     We have entered into hedging transactions to limit our exposure to foreign currency fluctuations; however, we find it impractical to protect ourselves against all of this exposure and as a result we will continue to experience foreign currency gains and losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Stage III of the European Economic and Monetary Union commenced on January 1, 1999, in the following member states of the EU: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain. Part of Stage III involves the locking of exchange rates and the introduction of a single Euro currency, which is intended to replace the national currencies of the EU member states participating in Stage III, and the transfer of authority for conducting monetary policy for such EU member states to the European Central Bank. However, we cannot assure you that the Euro will maintain its value relative to other currencies.

LOSS OF KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS

     Our operations are managed by a small number of key executive officers. The loss of any of these officers could have a negative effect on our business. We believe that our growth and future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. The competition for qualified personnel in the telecommunications industry is intense. We cannot assure you that we will be able to hire or retain necessary personnel. The loss of senior management or the failure to recruit additional qualified personnel in the future could significantly impede our financial plans, network development, marketing and other objectives. Although we have designed incentive and compensation programs to retain key employees and have entered into employment agreements with certain executive officers, we cannot assure you as to the continued availability of qualified key executive officers. See "Directors and Executive Officers of the Company."

COUNTRY AND EUROPEAN COMMUNITY ECONOMIC, POLITICAL AND LEGAL CONSIDERATIONS

     The majority of our investments are, and will continue to be, in Europe. Risks to these investments include the loss of or damage to property from terrorism and other political risks (such as increased taxes or changes in law or governmental regulation).

FAILURE OF OUR COMPUTER SYSTEMS TO RECOGNIZE THE YEAR 2000 COULD DISRUPT OUR BUSINESS AND OPERATIONS

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     We are undertaking a comprehensive program to address the Year 2000 issue with respect to the following:

     -  our information technology systems;

     -  our non-information technology systems;

     -  our business partners;

     -  the systems of our telecommunications, hardware and software vendors;
        and

     -  our customers.

     Our Year 2000 program involves four phases:

     (1)  a wide ranging assessment of Year 2000 problems that might affect us;

     (2) the development and implementation of remedies to address discovered problems;

     (3)  preventing future Year 2000 problems from arising; and

     (4)  the testing of our system.

     We completed the first phase at the end of the fourth quarter of 1998. We began the last three phases of this program during the first quarter of 1999. These phases are expected to be completed during the second quarter of 1999.

     We are taking steps to determine whether third parties significant to our business will be Year 2000 compliant and are also working towards Year 2000 compliance. We cannot assure you that our Year 2000 program or the programs of third parties who do business with us will be effective or that our estimates about the timing and cost of completing our program will be accurate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

     We have spent approximately $0.2 million for our Year 2000 compliance through December 31, 1998, and expect to spend approximately an additional $0.6 million through the end of calendar year 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

ITEM 2. PROPERTIES

     We own substantially all of the telecommunications equipment required for our business; however, a substantial part of the fiber is leased on a long-term basis. Our installed fiber optic cable is laid under the various rights-of-way held by us. Other fixed assets are located at various leased locations in geographic areas served.

     Our administrative offices and Network Operations Center are located in two adjacent buildings in Hoeilaart, Belgium, just outside Brussels. The leases on both the buildings expire on June 30, 2005. One of the buildings has an option to cancel on January 1, 2002 with a penalty of six months rent. In addition, we have a short-term lease expiring on February 28, 2000 in Rixensart, Belgium. We have negotiated leases for two additional buildings in the same complex as its principal offices. The buildings are currently under construction and are expected to be ready for occupation in January 2000. The leases run through January 2009 but may be terminated after six years with six months notice plus six months rental penalty.

     In addition to the offices in Belgium, we have a leased office space in Dublin, Ireland, which expires on October 2, 2022 and in London, United Kingdom, which expires in August 2002. We also lease various offices on a short-term basis for regional sales and service personnel.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter, our shareholders approved by unanimous written consent the sale of 6,551 shares of our common stock by AB Swed Carrier to GTS Carrier Services, Inc. and the issuance of 6,248 shares of our common stock pursuant to the exercise of stock options.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common equity is privately held and not traded on any United States or foreign exchange or market.

     As of March 15, 1999, our common equity was held by three holders of record.

     We have not paid any dividend on our common stock and do not intend to pay dividends in the foreseeable future. In addition, the indentures governing our 11 1/2% senior notes due 2007, 10 3/8% senior notes due 2006 and 10 3/8% senior notes due 2009 contain restrictions on the making of restricted payments (in the form of the declaration of certain dividends or distributions, the purchase, redemption or other acquisition of any of our capital stock, the payments of principal on any subordinated indebtedness, as defined in such indentures, prior to any scheduled payment or maturity, unless (A) no default or event of default, as defined in the indentures, shall have occurred and be continuing, (B) we are able immediately after giving effect to such a restricted payment to satisfy an incurrence of indebtedness test and (C) such restricted payments do not exceed certain amounts. In addition, we and certain of our operating subsidiaries may enter into future financings, the terms of which may include dividend restrictions.

     During the year ended December 31, 1998 we issued stock which was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exercise of options to purchase 6,248 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected financial data as of and for the five years ended December 31, 1998. The historical financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from our financial statements, which financial statements have been audited by Ernst & Young Reviseurs d'Entreprises S.C.C., independent public accountants, as indicated in their report elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

                                                               YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                    1998       1997        1996      1995     1994
                                                  --------   ---------   --------   -------   -----
                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues........................................  $ 85,251   $   5,373   $     48   $    --   $  --
Operating costs and expenses:
  Telecommunication Services....................    41,848       6,842      4,694        --      --
  Selling, general and Administration...........    28,273      17,868      9,894     6,626     183
  Depreciation and amortization.................    24,674       3,755        658        11      --
Loss from operations............................    (9,544)    (23,092)   (15,198)   (6,637)   (183)
Other income/(expense):
  Interest income...............................     9,997       6,596        508       125      18
  Interest expense..............................   (30,852)    (12,826)      (153)       (9)     --
  Foreign currency (losses) gains...............   (11,308)       (367)    (1,126)       19     (55)
Net loss........................................   (44,971)  $ (29,689)  $(15,969)  $(6,502)  $(220)

                                                                 AS OF DECEMBER 31,
                                                  -------------------------------------------------
                                                    1998       1997        1996      1995     1994
                                                  --------   ---------   --------   -------   -----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Total current assets............................  $240,151   $ 249,325   $  7,528   $ 6,430   $ 908
Property and equipment, net.....................   438,984     204,944     20,303     4,671      47
Total assets....................................   726,058     495,850     27,831    11,101     955
Total current liabilities.......................   169,413      61,744     11,915     6,785      90
Long-term debt, less current portion............   265,353     265,383        499        10      --
Long-term portion of capital lease
  obligations...................................   190,378     117,645         --        --      --
Total liabilities...............................   688,403     445,008     12,414     6,795      90
Shareholders' loans.............................        --          --     34,863     8,353      --
Shareholders' equity............................     9,896      50,842    (19,446)   (4,047)    866
OTHER DATA (IN THOUSANDS):
EBITDA(1).......................................    15,130     (19,337)   (14,540)   (6,626)   (233)
Net cash provided by (used in) operating
  activities....................................    44,957      (4,417)   (11,540)   (2,655)   (167)
Net cash used in investing activities...........   (92,758)   (107,466)   (20,781)   (4,405)    (52)
Net cash (used in) provided by financing
  activities....................................   (21,463)    317,500     28,924    11,644   1,028

---------------

(1) EBITDA is earnings (loss) from operations before foreign currency gains (losses) interest, taxes, depreciation and amortization. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1998, 1997, and 1996. The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in our competitive environment, contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition and our need for additional substantial financing. These and other factors are discussed herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of us, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

     We are continuing to develop and operate a pan-European high capacity fiber optic network. We began delivering services to customers in November 1996 when the Brussels-Amsterdam route came into operation. The cities of London, Paris, Antwerp and Rotterdam came into commercial operation during 1997 and during 1998, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen and Stockholm were added to the network. On June 24, 1998, we acquired a 75% interest in Ebone A/S ("Ebone"), a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

     Revenue. Our consolidated revenue for the year ended December 31, 1998 was $85.3 million as compared to $5.4 million for the comparable period in 1997. The growth in revenue is attributable to the continued deployment of our network as well as the inclusion of Ebone, whose revenue was $17.7 million for the period from the date of acquisition through December 31, 1998.

     Telecommunication Services. Our telecommunication services costs for the year ended December 31, 1998 were $41.8 million compared to $6.8 million for the comparable period in 1997. The increase in cost of revenue for the year ended December 31, 1998 was primarily due to increased costs related to operating and maintaining the network as it is continued to be deployed, as well as the increase in local access costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1998 were $28.3 million as compared to $17.9 million for the comparable period in 1997. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel as the number of employees grew to 265 at December 31, 1998 from 130 at December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 1998 was $24.7 million as compared to $3.8 million in 1997. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of our network.

     Interest. Interest expense for the year ended December 31, 1998 was $30.9 million as compared to $12.8 million for the comparable period in 1997. The increase was primarily the result of incurring a full year of interest and related costs associated with our issuance in August 1997 of $265 million aggregate principal amount of 11.5% Senior Notes due 2007 (the "Senior Notes") in 1998 as compared to only five months of interest and costs in 1997.

     Interest income for the year ended December 31, 1998 was $10.0 million as compared to $6.6 million for the comparable period in 1997. The increase in interest income was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

     Foreign Currency Losses. Foreign currency losses were $11.3 million for the year ended December 31, 1998 as compared to $0.4 million for the comparable period in 1997. The losses in 1998 were primarily the result of foreign exposure from the issuance of the Senior Notes in U.S. dollars and other U.S. dollar cash and payables balances, the weakening of the dollar versus European currencies in the third and fourth quarter and losses on several forward exchange contracts.

  YEAR ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996

     Revenue. Our consolidated revenue for the year ended December 31, 1997 was $5.4 million. The revenues for the year ended December 31, 1996 were minimal. Our first route, Brussels-Amsterdam, began to generate revenues in the fourth quarter of 1996 and in the fourth quarter of 1997, the Amsterdam-London-Paris routes came into operation and began to generate revenues.

     Telecommunication Services. Our telecommunication services costs for the years ended December 31, 1997 and 1996 were $6.8 million and $4.7 million, respectively. The increase in cost of revenues in 1997 as compared with 1996 was associated with the costs related to operating and maintaining the network routes and local access costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the years ended December 31, 1997 and 1996, were $17.9 million and $9.9 million, respectively. The increase in operating expenses was reflective of the growth of our business operations and support personnel. We had 130 employees as of December 31, 1997 as compared to 101 employees as of December 31, 1996.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 1997 was $3.8 million as compared to $0.7 million in 1996. The increase in depreciation and amortization expense is attributable to an increase in depreciation on network assets due to the continued deployment of our network.

     Interest. Interest expense for the years ended December 31, 1997 and 1996 was $12.8 million and $0.2 million, respectively. The increase in interest expense in 1997 is attributable to the interest and related costs associated with the Senior Notes.

     Interest income for the years ended December 31, 1997 and 1996 was $6.6 million and $0.5 million, respectively. The increase in 1997 was the result of investing the excess cash generated from the issuance of the Senior Notes in various highly liquid investments.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of our funding through December 31, 1998 have been net proceeds of $251.3 million from the issuance of the Senior Notes and cash equity contributions of $103.2 million in 1997.

     Development of our fiber optic network is capital intensive. We have spent approximately $192 million in cash on network capital expenditures through December 31, 1998 and expect to incur an additional $598 million through 2000 in order to complete the build-out of the network and enhance our capacity through the implementation of dense wave multiplexing technology. In addition, as of December 31, 1998, $271 million has been capitalized in connection with long-term fiber lease arrangements and an additional $152 million is expected to be capitalized through 2000 in order to complete the build-out of the network. In January 1999, we completed the issuance of $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006 (together, the "New Senior Notes"). The New Senior Notes are general unsecured obligation and have substantially the same terms as the Senior Notes. We believe that the net proceeds from the Senior Notes and the New Senior Notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require that we delay or abandon our plans for deploying the remainder of the network and would jeopardize our viability.

     We had a positive working capital of $70.7 million and $187.6 million as of December 31, 1998 and 1997, respectively. We had cash and cash equivalents of $130.1 million and $204.3 million at December 31, 1998 and 1997 respectively. We had $30.1 million and $57.8 million of restricted cash at December 31, 1998 and 1997, respectively. The restricted cash at December 31, 1998 and 1997 primarily represents our obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes.

     During the year ended December 31, 1998, we provided $45.0 million cash for operating activities compared with using $4.4 million for the comparable period in 1997. Investing activities used cash of $92.8 million for the year ended December 31, 1998 as compared to using cash of $107.5 million for the comparable period in 1997.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. We are designing reporting processes to monitor the potential exposure on an ongoing basis and expects to implement this process by the end of the first quarter of 1999. We have limited its foreign currency exposure by entering into a foreign currency swap agreement. We find it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

     Issues Posed by the Year 2000 Issue. We are exposed to the Year 2000 Issue in a number of ways. Among other things, the Year 2000 Issue might affect our:
(i) computer hardware and software; (ii) telecommunications equipment and other systems with embedded logic (among other things, this includes our fire detection, access control systems, heating, ventilation and air conditioning, and uninterruptible power supply; (iii) operating partners and organizations upon which we are dependent; (iv) local access connections, upon which we are dependent; and (v) supply chain.

     Hermes Europe Railtel Year 2000 Compliance Program. We have initiated a Year 2000 compliance program to address the aforementioned risks which the Year 2000 Issue poses and to avoid any material loss or impact to us or our customers due to these risks (the "Year 2000 Compliance Program"). The object of the Year 2000 Compliance Program is to ensure that neither the performance nor functionality of our operations is affected by dates, prior to, during and after 2000. The scope of the Year 2000 Compliance Program includes all of the business functions, locations and resources that are essential. The resources that are within the scope of the Year 2000 Compliance Program are, among other things, our computer systems, software, vendor supplied software, telecommunications equipment, third party telecommunications partners and other network service suppliers, environmental and building control systems, internal communications systems and other interfaces with third party services. As explained below, our efforts to assess systems as well as non-system areas related to Year 2000 compliance involve (i) a wide-ranging assessment of the Year 2000 problems that may affect us, (ii) the development of remedies to address the problems discovered in the assessment phase and (iii) testing of the remedies.

     Assessment Phase. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business. During the assessment phase we have identified substantially all of our major hardware and software platforms, applications, telecommunications equipment and other non-IT resources that support the business functions. The assessment phase of the Year 2000 Compliance Program further identified the internal and external technical interfaces, third party business relationships and internally developed systems that might be materially impacted by Year 2000 issues. Our observations from the assessment phase during the third and fourth quarters of 1998 is that most of our telecommunications equipment and software has been purchased within the last three years and the majority is already compliant or can be made compliant with minor upgrades. We completed the assessment phase of our Year 2000 readiness in the fourth quarter of 1998.

     Remediation, Prevention and Testing Phase. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998, that will then be followed by an upgrade, a remediation, a prevention and a testing phase in early 1999. These phases are expected to be completed during the second quarter of 1999.

     Assessment of Third Party Compliance. As noted above, we have also undertaken our Year 2000 Compliance Program to assess and monitor the progress of third party vendors in resolving Year 2000 issues. To ensure the compliance of vendors of hardware and software applications used by us, we are obtaining confirmations from its primary telecommunications vendors, business partners and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions in the Year 2000. We intend to continue follow-up with any vendors who indicate any material problems in their replies. We expect to receive statements of intended compliance by mid-1999.

     Worst Case Scenario for the Company. Our worst case scenario would be the failing of its telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption at some of our operations and would adversely affect our revenues. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at almost all of our sites and expect to install diesel generators in the remaining sites in 1999. Based on its assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions and we are hopeful that its remediation and testing efforts will ensure that we have addressed our Year 2000 readiness. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Contingency Plans. We are considering a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunications providers at reasonable terms.

     Costs related to the Year 2000 Issue. We expect that we will incur approximately $0.8 million to complete the assessment, detailed planning, remediation prevention and testing phases, of which approximately $0.2 million has been incurred for the year ended December 31, 1998. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or our failure to fully implement the planning or remediation phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition.

INTRODUCTION OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where we have our headquarters and the majority of our subsidiaries and operations, established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     We have significant operations within the European Union including many of the countries that have adopted the Euro. We are currently evaluating the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers. Moreover, we are evaluating our ability to update our information systems to accommodate the adoption of the Euro but we do not expect to incur material costs in either the evaluating or the updating of such systems. In addition, we cannot accurately predict the impact the Euro will have on currency exchange rates or on our currency exchange risk.

     We adopted the Euro as our functional currency on January 1, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our treasury function manages our funding, liquidity, and exposure to interest rate and foreign exchange rate risks. Our treasury operations are conducted within a framework of policies and guidelines authorized by our Board of Directors. In accordance with our policy, we do not enter into any transactions of a speculative nature.

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations are denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     We have entered into a foreign currency swap agreement in order to mitigate our exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                                                                             FAIR VALUE
                                                  1999   2000   2001   2002   2003   THEREAFTER    TOTAL      12/31/98
                                                  ----   ----   ----   ----   ----   ----------   --------   ----------
                                                                             (IN THOUSANDS)
LONG-TERM DEBT, INCLUDING CURRENT PORTION:
Fixed rate......................................    --   --..     --     --     --    $265,000    $265,000    $285,538
Avg. interest rate..............................    --     --     --     --     --        11.5%         --          --

     The following tables provide information about our derivative financial instruments and other financial instruments by functional currency and where applicable, presents such information in US dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including a foreign currency swap agreement and foreign currency denominated debt obligations.

                                                                                                              FAIR VALUE
                                   1999      2000      2001       2002       2003     THEREAFTER    TOTAL      12/31/98
                                  -------   -------   -------   --------   --------   ----------   --------   ----------
                                                                      (IN THOUSANDS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
US Dollars
  Fixed rate....................       --        --        --         --         --    $265,000    $265,000    $285,538
  Avg. interest rate............       --        --        --         --         --        11.5%         --          --
CURRENCY SWAP AGREEMENTS RELATED
  TO LONG-TERM DEBT:
Receipt of USD
  Notional amount...............       --   $30,475   $30,475   $295,475         --          --    $356,425    $330,689
  Avg. contract rate............               1.82      1.82       1.82
Receipt of DEM
  Notional amount...............  $22,000        --        --         --         --          --    $ 22,000    $ 23,882
  Avg. contract rate............     0.55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           HERMES EUROPE RAILTEL B.V.

                         INDEX TO FINANCIAL STATEMENTS

YEAR END FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Ernst & Young Reviseurs d'Entreprises S.C.C.,
  Independent Auditors......................................    31
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    32
Consolidated Statements of Operations for the three years
  ended December 31, 1998...................................    33
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998...................................    34
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1998.......................    35
Notes to Consolidated Financial Statements..................    36

             REPORT OF ERNST & YOUNG REVISEURS D'ENTREPRISES S.C.C.
                              INDEPENDENT AUDITORS

To the Board of Directors and the Shareholders of Hermes Europe Railtel B.V.

     We have audited the accompanying consolidated balance sheets of Hermes Europe Railtel B.V. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hermes Europe Railtel B.V. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.

Ernst & Young Reviseurs d'Entreprises S.C.C.

Represented by
M. Guns
Partner

Brussels, Belgium
February 26, 1999

                           HERMES EUROPE RAILTEL B.V.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current assets
  Cash and cash equivalents.................................  $130,081   $204,327
  Restricted cash...........................................    30,062     29,539
  Accounts receivable, net of allowance for doubtful account
     of $887 at December 31, 1998...........................    48,034      2,129
  Due from affiliated companies.............................     2,164         49
  Other assets..............................................    29,810     13,281
                                                              --------   --------
          Total current assets..............................   240,151    249,325
Property and equipment, net.................................   438,984    204,944
Goodwill and intangible assets, net of accumulated
  amortization of $3,799 and $438 at December 31, 1998 and
  1997, respectively........................................    32,467     13,310
Restricted cash.............................................        --     28,271
Other non-current assets....................................    14,456         --
                                                              --------   --------
          TOTAL ASSETS......................................  $726,058   $495,850
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................  $ 84,047   $ 37,457
  Due to affiliated companies...............................    15,976      1,311
  Deferred income...........................................    32,255      1,436
  Current portion of capital lease obligations..............    37,135     21,540
                                                              --------   --------
          Total current liabilities.........................   169,413     61,744
Long-term debt, less current portion........................   265,353    265,383
Long-term portion of capital lease obligations..............   190,378    117,645
Deferred income.............................................    34,000         --
Other non-current liabilities...............................    29,259        236
                                                              --------   --------
          TOTAL LIABILITIES.................................   688,403    445,008
Commitments and contingencies
Minority interest...........................................    27,759         --

                              SHAREHOLDERS' EQUITY

Common stock, 1000 guilders par value; 297,000 shares
  authorized; 196,716 and 190,468 shares issued and
  outstanding at December 31, 1998 and 1997, respectively...   100,110     96,757
Additional paid-in capital..................................     8,437     10,130
Accumulated other comprehensive loss........................    (1,300)    (3,665)
Accumulated deficit.........................................   (97,351)   (52,380)
                                                              --------   --------
          TOTAL SHAREHOLDERS' EQUITY........................     9,896     50,842
                                                              --------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $726,058   $495,850
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues....................................................  $ 85,251   $  5,373   $     48
                                                              --------   --------   --------
Operating costs and expenses:
  Telecommunication Services................................    41,848      6,842      4,694
  Selling, general and administrative.......................    28,273     17,868      9,894
  Depreciation and amortization.............................    24,674      3,755        658
                                                              --------   --------   --------
                                                                94,795     28,465     15,246
                                                              --------   --------   --------
Loss from operations........................................    (9,544)   (23,092)   (15,198)
Other income/(expense):
  Interest income...........................................     9,997      6,596        508
  Interest expense..........................................   (30,852)   (12,826)      (153)
  Foreign currency losses...................................   (11,308)      (367)    (1,126)
                                                              --------   --------   --------
                                                               (32,163)    (6,597)      (771)
                                                              --------   --------   --------
Net loss before income taxes and minority interest..........   (41,707)   (29,689)   (15,969)
Income taxes................................................     2,343         --         --
                                                              --------   --------   --------
Net loss before minority interest...........................   (44,050)   (29,689)   (15,969)
Minority interest...........................................      (921)        --         --
                                                              --------   --------   --------
Net loss....................................................  $(44,971)  $(29,689)  $(15,969)
                                                              ========   ========   ========
Net loss per share..........................................  $  (0.23)  $  (0.33)  $(199.61)
                                                              ========   ========   ========
Weighted average common shares outstanding..................   191,790     89,957         80
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
OPERATING ACTIVITIES
Net loss...................................................  $ (44,971)  $ (29,689)  $(15,969)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization............................     25,957       4,257        683
  Fair value adjustment for foreign currency instruments...     28,650          --         --
  Other....................................................      2,362       2,651        130
  Changes in assets and liabilities:
     Accounts receivable...................................    (37,543)     (2,116)       (87)
     Deposits..............................................      5,537      (9,807)      (627)
     Accounts payable and accrued expenses.................     28,737      30,991      4,336
     Other changes in assets and liabilities...............     36,228        (704)        (6)
                                                             ---------   ---------   --------
          Net cash provided by (used in) operating
            activities.....................................     44,957      (4,417)   (11,540)
INVESTING ACTIVITIES
  Purchases of property and equipment......................   (131,866)    (51,830)   (16,807)
  Acquisitions -- cash acquired............................     13,352          --         --
  Restricted cash..........................................     27,774     (55,636)    (3,974)
  Other investing activities...............................     (2,018)         --         --
                                                             ---------   ---------   --------
          Net cash used in investing activities............    (92,758)   (107,466)   (20,781)
FINANCING ACTIVITIES
Proceeds from debt.........................................         --     268,678        564
Repayments of debt.........................................    (32,523)         --         --
Payment of debt issue costs................................       (825)    (14,139)        --
Net proceeds from exercise of stock options and issuance of
  common stock.............................................        600      50,993         --
Proceeds from shareholders' loans..........................         --      13,205     27,358
Due to affiliated companies, net...........................     11,285      (1,237)     1,002
                                                             ---------   ---------   --------
          Net cash (used in) provided by financing
            activities.....................................    (21,463)    317,500     28,924
Effect of exchange rate changes on cash and cash
  equivalents..............................................     (4,982)     (3,303)      (374)
                                                             ---------   ---------   --------
Net (decrease) increase in cash and cash equivalents.......    (74,246)    202,314     (3,771)
Cash and cash equivalents at beginning of year.............    204,327       2,013      5,784
                                                             ---------   ---------   --------
Cash and cash equivalents at end of year...................  $ 130,081   $ 204,327   $  2,013
                                                             =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   ACCUMULATED
                                   COMMON STOCK      ADDITIONAL       OTHER                         TOTAL
                                ------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                SHARES     AMOUNT     CAPITAL         LOSS          DEFICIT        EQUITY
                                -------   --------   ----------   -------------   -----------   -------------
BALANCE AT DECEMBER 31,
  1995........................       80   $     45    $ 2,884        $  (254)      $ (6,722)      $ (4,047)
Translation adjustment........       --         --         --            570             --            570
Net loss......................       --         --         --             --        (15,969)       (15,969)
                                -------   --------    -------        -------       --------       --------
Comprehensive loss............                                                                     (15,399)
                                                                                                  --------
BALANCE AT DECEMBER 31,
  1996........................       80         45      2,884            316        (22,691)       (19,446)
Recapitalization, net of
  tax.........................  190,388     96,712      4,633             --             --        101,345
Compensatory stock options....       --         --      2,613             --             --          2,613
Translation adjustment........       --         --         --         (3,981)            --         (3,981)
Net loss......................       --         --         --             --        (29,689)       (29,689)
                                -------   --------    -------        -------       --------       --------
Comprehensive loss............                                                                     (33,670)
                                                                                                  --------
BALANCE AT DECEMBER 31,
  1997........................  190,468   $ 96,757    $10,130        $(3,665)      $(52,380)      $ 50,842
Proceeds from exercise of
  stock options...............    6,248      3,353     (2,753)            --             --            600
Compensatory stock options....       --         --      1,060             --             --          1,060
Translation adjustment........       --         --         --          2,365             --          2,365
Net loss......................       --         --         --             --        (44,971)       (44,971)
                                -------   --------    -------        -------       --------       --------
Comprehensive loss............                                                                     (42,606)
                                                                                                  --------
BALANCE AT DECEMBER 31,
  1998........................  196,716   $100,110    $ 8,437        $(1,300)      $(97,351)      $  9,896
                                =======   ========    =======        =======       ========       ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Hermes Europe Railtel B.V. ("the Company") is a provider of centrally managed telecommunications transmission capacity across national borders in Europe and to the United States to telecommunications companies including traditional public telecommunications operators and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers. The Company began commercial operations in November 1996 and as of December 31, 1998 operated in Belgium, the Netherlands, the United Kingdom, France, Germany, Switzerland, Italy, Denmark and Sweden. As of December 31, 1998 the high capacity fiber optic network ("the Network") linked the cities of Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen and Stockholm. The Company intends to continue to build the Network using an accessible and cost-efficient infrastructure of railways, motorways, pipeline companies, waterways and power companies.

     The Company was formed on July 6, 1993 and is 89.9% owned by GTS Carrier Services, Inc. (formerly GTS-Hermes, Inc.), a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

     On June 24, 1998, the Company completed the acquisition of a 75% interest in Ebone A/S ("Ebone") for ECU 90 million (approximately $99.5 million). See
Note 11, "Acquisition."

     Subsequent to year-end, the Company issued aggregate principal amount $200 million of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) of 10.375% senior notes due 2006 (together, the "New Senior Notes"). See Note 13, "Subsequent Events."

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Hermes Europe Railtel B.V., all wholly-owned subsidiaries and its majority-owned subsidiary where the Company has unilateral operating and financial control. All significant intercompany accounts and transactions are eliminated upon consolidation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements in order to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $30.1 million and $57.8 million of restricted cash at December 31, 1998 and 1997, respectively. The restricted cash is primarily related to cash held in escrow for interest payments (see Note 4, "Debt Obligations").

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives ranging from five to ten years for telecommunications equipment and five to ten years for furniture, fixtures and equipment and other property, or their contractual term. A substantial part of the property and equipment balance is construction in process, which is currently related to the configuration and buildout of the network.

                           HERMES EUROPE RAILTEL B.V.

These costs are transferred to telecommunications equipment in service as construction is completed and/or equipment is placed in service. Depreciation is recorded commencing with the first full month that assets are placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company capitalized $4.9 million of interest costs in 1998. The Company did not capitalize any interest in 1997.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over the estimated useful life of five years. Intangible assets, primarily deferred financing costs and licenses are amortized on a straight-line basis over the lesser of their estimated useful lives or their contractual term, generally three to ten years. In accordance with APB 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its deferred financing costs.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. Based on its analysis for the years ended December 31, 1998 and 1997, the Company determined that there was not an impairment of its long-lived assets.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). The functional currency for the Company has been determined to be the Belgian franc. In most instances, either the local currency or the ECU is considered the functional currency for the Company's subsidiaries. The accounting records of the subsidiaries are remeasured into Belgian franc equivalents, consolidated and then translated into U.S. dollars for the purpose of preparing the accompanying financial statements in accordance with accounting principles generally accepted in the United States. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The

                           HERMES EUROPE RAILTEL B.V.

resultant translation adjustments are included in accumulated other comprehensive loss, a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in operations.

REVENUE RECOGNITION

     The Company's revenue is associated with its customers' right to use the network and is recognized on a straight-line basis over the terms of the customer contracts. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

NET LOSS PER SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options (see Note 5, "Employee Benefits") have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market rates. At December 31, 1998, the fair value of the $265.0 million 11.5% Senior Notes, due 2007, was $285.5 million.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 1998 and 1997, the Company maintained most of its cash and cash equivalents in high quality U.S. and European financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company finds it impractical to hedge all foreign currency exposures and as a result, will continue to experience foreign currency gains and losses.

     The Company currently accounts for its existing derivative under SFAS No. 52, "Foreign Currency Translation." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

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

                           HERMES EUROPE RAILTEL B.V.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Other assets consists of:
  VAT receivable............................................  $ 15,841   $  1,184
  Deposit...................................................     4,858      9,577
  Other assets..............................................     9,111      2,520
                                                              --------   --------
Total other assets..........................................  $ 29,810   $ 13,281
                                                              ========   ========
Property and equipment, net consists of:
  Telecommunications equipment in service...................  $374,959   $198,723
  Furniture, fixtures and equipment.........................     7,085      3,409
  Leasehold improvements....................................     1,319        840
  Construction in process...................................    84,168      6,255
                                                              --------   --------
                                                               467,531    209,227
       Less: accumulated depreciation.......................    28,547      4,283
                                                              --------   --------
          Total property and equipment, net.................  $438,984   $204,944
                                                              ========   ========
Accounts payable and accrued expenses consists of:
  Trade accounts payable....................................  $ 57,587   $ 19,678
  Accrued interest..........................................    11,435     11,621
  Other accrued expenses....................................    15,025      6,158
                                                              --------   --------
          Total accounts payable and accrued expenses.......  $ 84,047   $ 37,457
                                                              ========   ========

NOTE 4: DEBT OBLIGATIONS

     Company debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior notes, due August 15, 2007 at 11.5% interest payable
  semiannually..............................................  $265,000   $265,000
Other financing agreements..................................       410        433
                                                              --------   --------
Total debt outstanding......................................   265,410    265,433
Less: debt maturing within one year.........................        57         50
                                                              --------   --------
          Total long-term debt..............................  $265,353   $265,383
                                                              ========   ========

                           HERMES EUROPE RAILTEL B.V.

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

     Aggregate maturities of long-term debt, as of December 31, 1998, are as follows: 1999 -- $0.06 million, 2000 -- $0.06 million, 2001 -- $0.06 million,
2002 -- $0.07 million, 2003 -- $0.07 million, and $265.1 million thereafter.

NOTE 5: EMPLOYEE BENEFITS

     The Company established a defined benefit pension plan in 1995 that covers substantially all of its employees upon twenty-five years of age and at least one year of service. The benefits are based on years of service and the employee's compensation. The Company has entered into an arrangement, an investment contract, with an insurance company for the provision of a group insurance policy ("the Policy"). Premium payments for the Policy are partly paid by the employee, based on specified terms that consider the employee's annual salary, with the remaining premium paid by the employer. The Company's pension costs for 1998, 1997 and 1996 were $1.0 million, $0.7 million and $0.4 million, respectively.

     In the fourth quarter of 1997, the Company implemented a stock option plan for its key officers and employees (the "Stock Option Plan"). The ownership dilution caused by the Stock Option Plan will be approximately 13%. As a result of issuing options under the Stock Option Plan, the Company incurred a non-cash charge of approximately $3.7 million, of which $2.6 million was recorded during the fourth quarter of 1997 and the remaining $1.1 million was recognized over 1998.

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the year ended December 31, 1998 and 1997, respectively would have been approximately $45.1 million and $29.9 million. The fair value of options granted during 1997 was estimated between $51.80 and $456.63 per share using the Black-Scholes option pricing with the following assumptions: expected volatility of .50, dividend yield 0%, risk free interest rate of 5.79% and an expected life of five years.

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

                           HERMES EUROPE RAILTEL B.V.

     Additional information with respect to stock option activity is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                         1998                1997
                                                   -----------------   -----------------
                                                            WEIGHTED            WEIGHTED
                                                            AVERAGE             AVERAGE
                                                            EXERCISE            EXERCISE
                                                   SHARES    PRICE     SHARES    PRICE
                                                   ------   --------   ------   --------
Outstanding at beginning of year.................  10,166   $379.92        --   $    --
Options granted..................................      --        --    10,166    379.92
Options exercised................................  (6,248)   107.20        --        --
Options canceled or expired......................      --        --        --        --
                                                   ------              ------
Outstanding at end of year.......................   3,918    815.68    10,166    379.92
                                                   ======              ======
Options exercisable at year end..................   2,967   $421.01     6,244   $107.20

     The following table summarizes information about stock options outstanding:

                                                      AVERAGE        WEIGHTED                  WEIGHTED
RANGE OF                                             REMAINING        AVERAGE                   AVERAGE
EXERCISE PRICE AT                     NUMBER      CONTRACTUAL LIFE   EXERCISE      NUMBER      EXERCISE
DECEMBER 31, 1998:                  OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE     PRICE
------------------                  -----------   ----------------   ---------   -----------   ---------
$83.12............................     1,603             7           $   83.12      1,603      $   83.12
$100.00 to $191.31................       729             7              117.64        729         117.64
$378.43 to $2,887.62..............     1,586             8            1,876.21        635       1,622.55
                                       -----                                        -----
                                       3,918             7           $  815.68      2,967      $  421.01
                                       =====                                        =====

     In June 1998, certain employees of the Company received an aggregated restricted stock award of 30,000 shares of GTS common stock, which vest annually over two years. The Company will incur a non-cash charge of $1.3 million based on the market price of the GTS common stock of $43.50 at date of grant, of which $0.4 million was recognized in 1998 and the remaining $0.9 million will be recognized in 1999 and 2000.

     During the fourth quarter of 1998, the Company established the Ebone Value Creation Plan (the "Ebone Plan"), in order to allow the employees of Ebone to benefit from any increase in the fair value of Ebone. Under terms of the Ebone Plan, an aggregate 15,000 units, whose maximum value is $1,000 per unit, may be allocated to the employees over the term of the plan, which is through July 1, 2001. The units will be valued on July 1, 1999, 2000 and 2001 based on the fair value of Ebone as determined by a third-party investment bank. Payout to the employees will be made in two equal payments within sixty days of July 1, 2001 and July 1, 2002 and will either be in cash or in shares of GTS common stock at the discretion of the Company and with the approval of GTS. As of December 31, 1998, 1,375 units had been allocated to the employees and a compensation charge of $1.0 million was recognized for the year ended December 31, 1998.

NOTE 6: INCOME TAXES

     The components of loss before income taxes were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Pretax loss:
  Domestic (the Netherlands).........................  $(28,653)  $ (7,154)  $   (608)
  Foreign............................................   (13,054)   (22,535)   (15,361)
                                                       --------   --------   --------
                                                       $(41,707)  $(29,689)  $(15,969)
                                                       ========   ========   ========

                           HERMES EUROPE RAILTEL B.V.

     A deferred tax asset is recorded on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 32,600   $ 16,918
                                                              --------   --------
          Total deferred tax asset..........................    32,600     16,918
  Less: valuation allowance.................................   (32,600)   (16,918)
                                                              --------   --------
          Total.............................................  $     --   $     --
                                                              ========   ========

     As of December 31, 1998, the Company had net operating loss carry forwards for Belgian, Dutch and Irish income tax purposes of approximately $117.4 million, which are recoverable from profits for an unlimited period of time.

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes non-cash investing and financing activities for the years ended December 31, 1998 and 1997, respectively:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Capitalization of leases....................................   $120,556     $139,135
Transfer of shareholders' loans to equity...................         --       48,491
Contribution of fiber optic cable lease.....................         --        1,989

     There were no significant non-cash activities in 1996.

     The Company paid interest of $36.0 million, $1.2 million and $0.01 million in 1998, 1997 and 1996, respectively. The Company paid income taxes of $2.8 million in 1998. The Company did not pay taxes in 1997 and 1996.

NOTE 8: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has various operating leases for office space, equipment and car rental. The obligations extend through 2022. Beginning in 2002, certain of the leases have options to cancel upon payment of certain penalties.

     Rental expense aggregated approximately $2.0 million, $1.0 million and $0.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                           HERMES EUROPE RAILTEL B.V.

CAPITAL LEASES

     Assets and liabilities under capital leases are included in the consolidated balance sheets as follows :

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Telecommunications equipment in service.....................  $271,343   $150,787
Less: accumulated amortization..............................     9,837        482
                                                              --------   --------
                                                              $261,506   $150,305
                                                              ========   ========

     Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1998 were as follows :

                                                          CAPITAL LEASES    OPERATING LEASES
                                                          --------------    ----------------
                                                                    (IN THOUSANDS)
December 31, 1999.......................................     $ 51,907           $ 2,981
                2000....................................       25,836             3,713
                2001....................................       27,077             3,394
                2002....................................       27,253             3,058
                2003....................................       27,231             1,870
Thereafter..............................................      230,618             9,012
                                                             --------           -------
Total minimum lease payments............................      389,922           $24,028
                                                                                =======
Less amount representing interest.......................      162,409
                                                             --------
Present value of net minimum lease payments.............      227,513
Less current portion of capital lease obligations.......       37,135
                                                             --------
Long-term portion of capital lease obligations..........     $190,378
                                                             ========

MAJOR CUSTOMERS

     In 1998 the Company had two major customers, representing $9.5 million and $9.3 million or 11.1% and 10.9% of revenue, respectively. In 1997, the Company had two major customers, representing $1.8 million and $1.2 million or 34.2% and 21.7% of revenue, respectively. There were no major customers in 1996.

OTHER MATTERS

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the regulatory environments in which the Company currently operates or intends to operate. In the opinion of management, the Company's liability, if any, in all pending litigation, or other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

     On October 31, 1998, GTS Carrier Services, Inc. acquired AB Swed Carrier's ownership interest of 6,551 common shares in the Company for approximately $5.8 million. In connection with this purchase, GTS Carriers Services, Inc. paid approximately $5.3 million to a company, which is affiliated with a board member for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Carrier Services, Inc. to purchase their respective ownership interest in the Company.

                           HERMES EUROPE RAILTEL B.V.

     For the year ended December 31, 1998, the Company, through Ebone, earned $6.8 million from and incurred $5.1 million of costs to individual members of the association that owns the minority interest in Ebone (see note 10, "Acquisition").

NOTE 10: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, the Company entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International in order to minimize the foreign currency exposure resulting from issuance in August 1997 of the Senior Notes (see Note 4, "Debt Obligations"). The Company has marked the Swap to its fair value as of December 31, 1998 and the resulting adverse change in the fair value of $27.8 million has been recorded as an Other Non-Current Liability on the balance sheet and recognized as a foreign currency loss in the statement of operations. The foreign currency loss recognized on marking the Swap to its fair value has been offset in the statement of operations by a $15.3 million gain on the remeasurement of the Senior Notes.

NOTE 11: ACQUISITION

     On June 24, 1998, the Company completed the acquisition for ECU 90 million (approximately $99.5 million) of a 75% interest in Ebone. The Company funded the acquisition with proceeds of a short-term bank loan, which has been repaid. Ebone is a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. As part of the transaction, Ebone will purchase, under a transmission capacity agreement, long-term capacity rights on the Company's network valued at ECU 90 million. In addition to the majority interest held by the Company, Ebone's new ownership structure will continue to include many of Ebone's existing customers, which own the balance of Ebone's shares through an association. The members of the association were offered the right to buy shares of Ebone in the third quarter of 1998; however, the Company's ownership interest in Ebone was not reduced as a result of the acceptances of this offer.

     The acquisition has been accounted for using the purchase method of accounting. The excess purchase price over the fair value of assets acquired of $19.7 million was allocated to goodwill and is being amortized over 5 years. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT LOSS PER SHARE)
Revenues....................................................   $ 95,634     $ 26,504
Net loss....................................................    (43,976)     (30,827)
Net loss per share..........................................      (0.23)       (0.34)

     The pro forma results include amortization of the goodwill, elimination of intercompany revenue and costs of revenues on transactions between the Company and Ebone and the recording of the 25% minority interest. The pro forma data is for informational purposes only and does not purport to be necessarily indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented, nor is it intended to be a projection of the results which may be achieved in the future.

                           HERMES EUROPE RAILTEL B.V.

NOTE 12: CERTAIN GEOGRAPHICAL DATA

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

     The Company operates in one segment, Carrier Services, which is used by management to measure profitability of the business. The Company markets its services to telecommunications companies throughout Europe and in the United States.

     The following table summarizes revenue and gross long-lived asset information by geographic area.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenue
  United Kingdom............................................  $ 19,619   $    739
  The Netherlands...........................................    17,065      3,947
  Switzerland...............................................    11,555         --
  Belgium...................................................     8,609        314
  Other.....................................................    28,403        373
                                                              --------   --------
          Total.............................................  $ 85,251   $  5,373
                                                              ========   ========

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Long-lived assets
  France....................................................  $ 94,609   $ 41,393
  Germany...................................................    89,177     46,966
  Switzerland...............................................    49,678     42,588
  Belgium...................................................    40,995     21,090
  Other.....................................................   193,072     57,190
                                                              --------   --------
          Total.............................................  $467,531   $209,227
                                                              ========   ========

     Revenue was attributed to individual countries based on customer billing location.

NOTE 13: SUBSEQUENT EVENTS

     In January, 1999 the Company issued, through a private placement, the New Senior Notes comprised of aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes"). The New Senior Notes are general unsecured obligations of the Company, with interest payable semiannually at a rate of 10.375%. The Company may redeem the Dollar Notes in whole or in part, any time on or after January 15, 2004 at specific redemption prices. The Company may redeem the Euro Notes, in whole or in part, any time on or after January 15, 2003 at specific redemption prices. The Company may also redeem the Dollar Notes and the Euro Notes at a price equal to 110.375% of the principal amounts prior to January 15, 2002 with net cash proceeds of a public equity offering with gross proceeds of at least $75 million or in certain other circumstances specified in the indentures for the Dollar Notes and the Euro Notes provided, however that at least two-third of the principal amount of the Dollar Notes and the Euro Notes originally issued remain

                           HERMES EUROPE RAILTEL B.V.

outstanding after each such redemption. Net proceeds from the issuance of the New Senior Notes was approximately $289.7 million. The Company filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999.

     On a pro-forma basis, assuming the New Senior Notes had been outstanding as of January 1, 1998, the Company's net loss would have been $77.3 million for 1998, as a result of interest expense of $31.1 million and amortization expense of $1.2 million related to amortizing $10.1 million of deferred financing fees over the terms of the New Senior Notes.

     Subsequent to December 31, 1998, the Company further entered into contractual commitments to lease fibre pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $32.4 million. The commitments have expected lease terms of ten to fifteen years.

     On March 4, 1999, GTS acquired substantially all of the outstanding ordinary shares and American Depository Shares of Esprit Telecom Group plc ("Esprit"). In conjunction with this business combination the Company may incur significant charges resulting from shutdowns due to duplication in the capacity requirements of the combined networks of the Company and Esprit.

     On January 1, 1999, the Company adopted the Euro as its functional currency.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

MEMBERS OF THE BOARD OF SUPERVISORY DIRECTORS AND THE BOARD OF MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Members of the Board of Supervisory Directors and the Board of Managing Directors and executive officers and their respective ages as of December 31, 1998 and positions are set forth below.

BOARD OF SUPERVISORY DIRECTORS

                 NAME                    AGE                               POSITION
                 ----                    ---                               --------
Gerald W. Thames.......................  52    President, Chief Executive Officer and Director of Global
                                                 TeleSystems Group, Inc.
Bernard J. McFadden....................  65    Director of Global TeleSystems Group, Inc., GTS Carrier Services,
                                                 Inc. representative on the Board of Supervisory Directors of
                                                 HER
Bo C. O. Hamnell.......................  58    Former Senior Vice President and Director of Finance of the
                                                 Swedish State Railway and Former Chief Executive Officer of AB
                                                 Swedcarrier
Lars Stig M. Larsson...................  66    Retired President and Director General of the Swedish State
                                                 Railway
Joseph Surmont.........................  62    Director of Information Technology of SNCB/NMBS and President of
                                                 Board of Directors of HIT Rail
Bruno d'Avanzo.........................  57    Executive Vice President and Chief Operating Officer of Global
                                                 TeleSystems Group, Inc.
Mikel H. Williams......................  41    Vice-President -- Finance Operations of Global TeleSystems Group,
                                                 Inc.

BOARD OF MANAGING DIRECTORS

NAME                                     AGE                               POSITION
----                                     ---                               --------
Jan Loeber.............................  55    Managing Director
Grier C. Raclin........................  47    Director
William H. Seippel.....................  42    Director

EXECUTIVE OFFICERS OF THE COMPANY

NAME                                     AGE                               POSITION
----                                     ---                               --------
Jan Loeber.............................  55    Managing Director (Principal Executive Officer)
Jim Reynolds...........................  47    President
Gerard J. Caccappolo...................  56    Corporate Director of Marketing and Sales
Peter Magnus...........................  37    Corporate Director of Strategy and Planning
Bruce C. Rudy..........................  43    Corporate Director of Business Development and Regulatory
John Allan Shearing....................  49    Corporate Operations and Engineering Director
Jan De Wispelaere......................  39    Corporate Legal Director
Steven Andrews.........................  52    Corporate Administration Director
Francois Note..........................  39    Corporate Financial Director -- Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

BOARD OF SUPERVISORY DIRECTORS

     Our general affairs and business and the executive board which manages the company (the "Board of Managing Directors") (Directie) are supervised by a board appointed by the general meeting of shareholders (the "Board of Supervisory Directors") (Raad van Commissarissen).

     Our Articles of Association (the "Articles of Association") provide for at least four and no more than ten supervisory directors who must be natural persons ("Supervisory Directors") to serve on the Board of Supervisory Directors. Under the law of the Netherlands, a member of the Board of Supervisory Directors of a company cannot be a member of the Board of Managing Directors of the same company. The members of the Board of Supervisory Directors are appointed by the general meeting of shareholders. The Board of Supervisory Directors elects a chairman from among its members. See "Certain Relationships and Related Transactions." Under the Shareholders Agreement, resolutions of the Board of Supervisory Directors require the approval of a majority of the Supervisory Directors present. The quorum for a valid meeting is a majority of the members of the Supervisory Board with a minimum of four members. The Board of Supervisory Directors meets four times a year and also upon the request of its chairman or the Board of Managing Directors. Pursuant to the Articles of Association, Supervisory Directors may be suspended or dismissed by the general meeting of shareholders. The remuneration or compensation of the Supervisory Directors is determined by the general meeting of shareholders.

     While the Board of Managing Directors is the executive body of the company and is responsible for managing its affairs and representing the company in its dealings with third parties, the primary responsibility of the Board of Supervisory Directors is to supervise the policies enacted by the Board of Managing Directors and the general course of our affairs. The Board of Supervisory Directors advises the Board of Managing Directors. In the fulfilment of their duties, members of the Board of Supervisory Directors are required to act in our best interests.

     The members of the Board of Supervisory Directors are as follows:

          Gerald W. Thames. Mr. Thames is Executive Vice Chairman of Global TeleSystems Group, Inc. Mr. Thames joined Global TeleSystems Group, Inc. as Chief Executive Officer in February 1994, and has served as a director of Global TeleSystems Group, Inc. since February 1994. From 1990 to 1994, Mr. Thames was President and Chief Executive Officer for British Telecom North America and Syncordia, a joint venture company focused on the international outsourcing market. Mr. Thames has spent over 18 years in senior positions with telecommunications companies, where he was responsible for developing start-up telecommunications companies, including 15 years with AT&T, where he rose to the position of General Manager of Network Services for the Northeast Region of AT&T Communications.

          Bernard J. McFadden. Mr. McFadden has served as a director of Global TeleSystems Group, Inc. since February 1994. Mr. McFadden currently serves as an independent consultant to Global TeleSystems Group, Inc. Prior to 1994, Mr. McFadden worked for 32 years with ITT Corporation, where he served as President and Chief Executive Officer of ITT's Telecom International Group. Mr. McFadden's career in international telecommunications includes a four and one-half year assignment as President and Chief Operating Officer of Alcatel Trade International, S.A.

          Bo C. O. Hamnell. Mr. Hamnell was formerly Senior Vice President and Director of Finance of SJ, the Swedish State Railway, a position he held since June 1993. Mr. Hamnell also served as Chief Executive Officer of AB Swedcarrier, a holding company for the SJ investments. Previously, Mr. Hamnell has served as Chief Financial Officer starting in the early 1970s for Bull General Electric and later Honeywell Bull and Compagnie Des Machines Bull in both Scandinavia and in France. In the mid-1980's, Mr. Hamnell served as Vice President and President for the Swedish Finance Group, Finax, with operations in Sweden and Western Europe. Mr. Hamnell also served as part owner and vice president of a group of companies in the electronics and finance business. Mr. Hamnell has University degrees in Economics and business administration. Mr. Hamnell is Chairman of the finance company SJ Invest AB and of the captive insurance company SweRe AB and a board member of Scandlines AB,

     Svelast AB, Swedcarrier AB, TGOJ AB, Combitrans Sweden AB, Rail-Combi AB and Eurofima S/A in Basel, Switzerland.

          Lars Stig M. Larsson. Mr. Larsson was formerly President and Director General of SJ, the Swedish State Railway, a position he held since February 1988. After receiving a Master of Science Engineering degree from Gothenburg Technical University, where he is also a Doctor honoris causa, he joined the Ericsson Group in 1960. From 1960 to 1987 he held different posts within the Ericsson Group and its subsidiaries, including that of Development Director for road and rail signaling systems as well as the telephone system AXE. In 1979 Mr. Larsson was appointed President of RIFA, the Ericsson subsidiary company specializing in the development, production and marketing of electronic components. In 1985 he was named President of Ericsson Information Systems. In 1988 Mr. Larsson was appointed President and Director General of SJ. After several years in positions of responsibility within the Union Internationale des Chemins de Fer ("UIC") framework, including as Chairman of the Strategy Committee, Mr. Larsson was appointed Vice-Chairman of UIC in charge of coordinating all rail cooperation in Europe in September 1993. On November 1, 1996 he was appointed Chairman of UIC. Mr. Larsson is also Chairman of the Board of AB Swedcarrier, SweFerry AB, Rail Combi ABi, Royal Viking Hotel AB, Stockholm Water Foundation and the Swedish Travel & Tourist Council. He is a board member of the Royal Academy of Engineering Sciences (IVA) section XI for Education and Research, the Swedish Transport Research Commission (TFK), the National Agency for Government Employees, the Taxpayers' Association, the Stockholm Water Festival and the environmental organization, the Natural Step.

          Joseph Surmont. Mr. Surmont is Director of Information Technology of SNCB/NMBS, the Belgian Railway company, a position he has held since February 1987. He joined the Belgian Railways in September 1960. In addition, he is the President of the Board of Supervisory Directors of HIT Rail.

          Bruno d'Avanzo. Mr. d'Avanzo has served as Executive Vice President and Chief Operating Officer of Global TeleSystems Group, Inc. since August 1996. He previously served as Executive Vice President and Chief Operating Officer at Intelsat. From 1991 to 1994, Mr. d'Avanzo held senior management positions at Olivetti Corporation, serving as Vice President and General Manager -- Europe, and Vice President -- U.S., Canada and South America. He also spent 15 years with Digital Equipment Corporation, a diversified computer manufacturer, where he rose to become Vice President -- European Sales and Marketing.

          Mikel H. Williams. Mr. Williams has served as Vice
     President -- Finance Operations of Global TeleSystems Group, Inc. since November 1996. From 1990 to 1996, he was Managing Director -- Finance and Administration of Burson-Marsteller, Washington Region. Mr. Williams served as Chief Financial Officer of Black, Manafort, Stone & Kelly from 1985 to 1990. Previously, he was a Manager with Price Waterhouse.

BOARD OF MANAGING DIRECTORS

     The Board of Managing Directors, consisting of three members, is charged with the management of the Company in accordance with our business plan under the supervision of the Board of Supervisory Directors. Jan Loeber acts as Managing Director. Under the Articles of Association, the Board of Managing Directors must obtain the approval of the Board of Supervisory Directors in order to take the following actions: (a) to adopt and amend our business plan and annual budget; (b) to incur expenses in excess of the adopted or amended annual budget; (c) to incur loans outside of our ordinary business, except draw-downs of amounts previously approved on our account with a bank designated by the Board of Supervisory Directors; (d) to lend sums which exceed the amounts previously approved by the Board of Supervisory Directors outside our ordinary business; (e) to commit us to guarantee debts of third parties outside our ordinary business; (f) to extend our business into a new line of business and to discontinue our business; and (g) to alienate a considerable part of our assets.

     The Articles of Association provide that the Board of Managing Directors shall consist of one or more members. The members of the Board of Managing Directors are appointed by the general meeting of shareholders. The general meeting of shareholders may suspend or dismiss a member of the Management Board by a vote of a majority of votes cast in a meeting in which at least four-fifths of the issued capital is present or represented. The compensation and other terms and conditions of employment of the members of the Board of Managing Directors is determined by the general meeting of shareholders.

     The members of the Board of Managing Directors are as follows:

     Jan Loeber, Managing Director. Mr. Loeber has overall responsibility for our development and operations. Mr. Loeber joined Global TeleSystems Group, Inc. in January 1995. From October 1992 to December 1994, Mr. Loeber was a Managing Director of BT Securities Corporation, where he was responsible for investment banking for telecommunications clients. From April 1990 to September 1992, Mr. Loeber held positions as Managing Director of Unitel Ltd. (now Mercury One 2
One) in the United Kingdom, Group President of Nokia North America Inc., Vice President of ITT Corporation and Marketing and Product Management Director of ITT Europe. Mr. Loeber also spent almost ten years with AT&T, where his last position was Executive Director, Bell Laboratories. Mr. Loeber has over 22 years of experience in the telecommunications industry and an additional nine years of experience in information technology with the Pentagon, IBM and Chemical Bank of New York.

     Grier C. Raclin, Senior Vice President and General Counsel of Global TeleSystems Group, Inc. Mr. Raclin joined Global TeleSystems Group, Inc. as its Senior Vice President and General Counsel in September 1997, and was elected Corporate Secretary of the Company in December 1997. Prior to joining Global TeleSystems Group, Inc., Mr. Raclin served as Vice-Chairman and a Managing Partner of the Washington, D.C. office of Gardner, Carton & Douglas, a 250-attorney, corporate law firm based in Chicago, Illinois, where his practice was concentrated in the area of international telecommunications. Mr. Raclin received his undergraduate and law degrees from Northwestern University and attended the University of Chicago School of Business Executive Program.

     William H. Seippel, Executive Vice President of Finance and Chief Financial Officer of Global TeleSystems Group, Inc. Mr. Seippel joined Global TeleSystems Group, Inc. as Executive Vice President of Finance and Chief Financial Officer in October 1996. From July 1992 to October 1996, Mr. Seippel was Vice
President -- Finance and Chief Financial Officer of Landmark Graphics Corporation. From August 1990 to July 1992, Mr. Seippel was Director of Finance for Covia, Inc., an affiliate of United Airlines. From April 1984 to August 1990, Mr. Seippel held the positions of Group Business Controller (1989 to
1990), Group Controller Sales/Marketing (1986 to 1989), and Product Line Controller (1984 to 1986) with Digital Equipment Corporation, a diversified computer manufacturer.

EXECUTIVE OFFICERS OF THE COMPANY

     Mr. Loeber's background is described above under "Board of Managing Directors."

     Jim Reynolds, President of Hermes Europe Railtel B.V. Mr. Reynolds joined Hermes Railtel in March 1999. Mr. Reynolds was formerly chief operating officer of Esprit Telecom. His experience and track record extends over 26 years in the information technology and telecommunications field. Previously Director of Products and Services at Mercury Communications, Mr. Reynolds was responsible for the rationalization and development of the Mercury service portfolio during the period when Mercury was focusing on making major improvements to service delivery and profit. As part of this role he managed the Mercury Enterprise businesses disposing of a number of these and integrating others into the main company. Before joining Mercury in 1992 he led the first Digital Equipment product group outside the United States and spent 15 years with ITT Corporation.

     Gerard J. Caccappolo, Corporate Director of Marketing and Sales. Mr. Caccappolo joined Hermes Railtel in January 1995 as Director of Marketing and Sales, responsible for market and customer segmentation, services development, and pricing and sales strategies. Prior to joining Hermes Railtel, from September 1988 to December 1994, he was Vice President of Marketing and
Sales -- International Carriers at Ascom Timeplex Equipment (Telecommunications) Manufacturer.

     Peter Magnus, Corporate Director of Strategy and Planning. Mr. Magnus joined Hermes Railtel in January 1995 as Financial Director -- Chief Financial Officer, responsible for treasury, financing, accounting and budgets, and served in that capacity until October 1997, when he was appointed to his current position. Prior to joining Hermes Railtel, from January 1992 to December 1994, he was Controller of the Belgian operations of Cargill N.V.

     Bruce C. Rudy, Corporate Director of Business Development and
Regulatory. Mr. Rudy joined Hermes Railtel in 1996 and is Director of Business Development, Planning and Regulatory Affairs, responsible for business planning, financial modeling, shareholder relations and development. Mr. Rudy previously worked for Lochridge & Company, Inc. Management Consultants in Boston, where he was a senior consultant from September 1989 to December 1995.

     John Allan Shearing, Corporate Operations and Engineering Director. Mr. Shearing joined Hermes Railtel in November 1995 as Director of Operations, with responsibility for network operations, customer service and information systems. Before joining Hermes Railtel, Mr. Shearing spent eight years at S.W.I.F.T. as Network Operations Director and also managing the acceptance and implementation of a new generation of network systems and applications.

     Jan De Wispelaere, Corporate Legal Director. Mr. De Wispelaere joined Hermes Railtel as a consulting attorney in 1995 and has since been promoted to the position of Legal Director -- Corporate Secretary and General Counsel. Prior to joining Hermes Railtel, from January 1994 to November 1995, Mr. De Wispelaere had been with Stanbrook & Hooper -- European Community Lawyers. Prior to that, he was with Scott Paper Company and SD Warren Group as Senior Counsel for five years. He has held since 1993 positions as a member of the Board of Directors and Management Board of the German Scott -- Feldmuhle HQ Company, as well as several Scott Paper operating entities in Europe.

     Steven Andrews, Corporate Administration Director. Mr. Andrews joined Hermes Railtel in September 1997, assuming responsibility for human resources; corporate, press and shareholder communications; quality and facilities-purchasing. Before joining Hermes Railtel, Mr. Andrews was an executive of US West with recent assignment as president of Media One and president of US West Spectrum Enterprises International.

     Francois Note, Corporate Financial Director -- Chief Financial Officer. In his position at Hermes Railtel, Mr. Note is responsible for treasury, financing, accounting and budgets. Prior to joining Hermes Railtel in April 1998, Mr. Note was employed by Sandoz AG where he held different positions in the financial area. Since 1995 he was Head of Group Controlling at Sandoz and held this position after the merger of Ciba Geigy and Sandoz, which resulted in the survivor company Novartis International.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors on the Board of Supervising Directors and the Board of Managing Directors receive no fees from the Company for serving as directors. Mr. McFadden currently serves as an independent consultant to Global TeleSystems Group, Inc. pursuant to a consulting agreement, under which he receives a consulting fee of $100,000 per annum. One of his duties under the consulting agreement is to serve as a member of the Board of Supervisory Directors of Hermes Railtel.

EXECUTIVE COMPENSATION

     The following table sets forth each component of compensation paid or awarded to, or earned by, the chief executive officer (who is the Managing Director of Hermes Railtel) and the four most highly compensated executive officers other than the chief executive officer during the fiscal year ended December 31, 1998

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL                             LONG-TERM COMPENSATION AWARDS
                                    COMPENSATION                      -------------------------------------
                                 -------------------   OTHER ANNUAL   RESTRICTED STOCK       SECURITIES        ALL OTHER
NAME AND                          SALARY     BONUS     COMPENSATION       AWARD(S)       UNDERLYING OPTIONS   COMPENSATION
PRINCIPAL POSITION        YEAR      $         ($)          ($)              ($)                 (#)               ($)
------------------        ----   --------   --------   ------------   ----------------   ------------------   ------------
Jan Loeber(1)...........  1998   $310,000   $119,400     $101,840(2)          -0-             150,000(12)       $178,565(11)
  Managing Director       1997    235,000     78,608       46,598(2)          -0-               4,812(4)         179,450(11)
                          1996    235,000     78,608       42,806(2)             (3)              3.5(4)          12,986(11)
Gerard J.
  Caccappolo(1).........  1998    191,042     52,500       83,125(6)          -0-              61,000(12)          4,000(5)
  Corporate Director of   1997    173,750     80,000       32,043(6)          -0-               1,714(4)           4,000(5)
  Marketing and Sales...  1996    160,000     40,000       42,108(6)          -0-                 1.5(4)           3,750(5)
Bruce Rudy(1)...........  1998    158,417     55,800       73,017(9)          -0-              55,000(12)          4,000(5)
  Corporate Director of   1997    140,500     13,500       15,096(9)          -0-                 476(4)           3,850(5)
  Business Development    1996    135,000     13,509       18,416(9)          0.5                    (4)           2,532(5)
  and Regulatory
John Shearing...........  1998    147,051(7)   44,260(7)         --(8)         -0-             34,000(12)            -0-
  Corporate Operations    1997    186,678(7)   31,491(7)           (8)         -0-                476(4)             -0-
  Director                1996    173,594(7)   35,163(7)           (8)         -0-                 --                -0-
Steven Andrews(1).......  1998    187,000     18,700       67,794(10)         -0-                  --              2,337(5)
  Corporate
    Administration        1997     62,333         --        9,200(10)         -0-                 952(4)              --
  Director                1996         --         --           --              --                  --                 --

---------------

 (1) The terms of the named executive officer's employment are included in an agreement between the named executive officer and an affiliate of Global TeleSystems Group, Inc. Such named executive officer is seconded to Hermes Railtel for a fee.

 (2) For 1998, the amount listed represents the sum of a cost of living allowance of $21,700, a tax equalizing payment of $58,613 that compensates Mr. Loeber for the higher taxes he pays because he resides in Belgium instead of the United States, use of a company car and gross-up payment for certain tax liabilities in the amount of $21,527. For 1997, the amount listed represents the sum of a cost of living allowance of $16,450, a tax equalization payment of $13,953 that compensates Mr. Loeber for the higher taxes he pays because he resides in Belgium instead of the United States, use of a company car and a gross-up payment for certain tax liabilities in the amount of $11,648. For 1996, the amount listed represents the sum of a cost of living allowance of $16,450, paid home leave of 9,031, use of a company car and a gross-up payment of $12,778 for certain tax liabilities.

 (3) Mr. Loeber has been granted a restricted stock award of 30,000 shares of Global TeleSystems Group, Inc. common stock which vests in equal thirds, beginning in January 2, 1997.

 (4) For 1997, represents stock options awarded under The Key Employee Stock Option Plan of Hermes Europe Railtel B.V. (the "Hermes Railtel Stock Option Plan") For 1996, represents stock options granted under the GTS-Hermes, Inc. 1994 Stock Option Plan (the "GTS-Hermes Plan"). The stock options granted in 1997 are in substitution for the stock options granted in 1996, which have been cancelled. No stock options were granted in 1998.

 (5) These named executive officers participate in the GTS 401(k) plan to which GTS contributed the amounts indicated for 1998, 1997 and 1996.

 (6) Mr. Caccappolo received a cost of living allowance of $13,373, $12,163 and $11,200 in 1998, 1997 and 1996, respectively, and resides in a company apartment which the company paid the equivalent of $16,595, $16,109 and $17,928 per year in rent in 1998, 1997 and 1996, respectively. In 1998, Mr. Caccappolo also received a tax equalization payment of $42,278, paid home leave of $3,660 and a gross-up payment for certain tax liabilities of $1,011. In addition, we provided Mr. Caccappolo with the use of a company car in 1998, 1997 and 1996.

 (7) Converted from Belgian Francs to U.S. Dollars at an exchange rate of BF34.57=$1.00, BF35.77=$1.00 and BF32.04=$1.00 in 1998, 1997 and 1996,
     respectively.

 (8) Perquisites and other personal benefits paid to Mr. Shearing during 1998, 1997 and 1996 were less than the lesser of $50,000 and 10 percent of the total of annual salary and bonus reported for the named executive officer.

 (9) Mr. Rudy received a housing allowance of $14,904, $15,096 and $16,855 during 1998, 1997 and 1996, respectively. In 1998, Mr. Rudy also received a tax equalization payment of $32,501, paid home leave of $16,822, tuition reimbursement of $1,932 and a gross-up for certain tax liabilities of 1,059. In addition, we provided Mr. Rudy with the use of a company car in 1998,1997 and 1996.

(10) Mr. Andrews received a cost of living allowance of $13,090 and $4,363 and a housing allowance $16,548 and $4,124 during 1998 and 1997, respectively. In 1998, Mr. Andrews also received a tax equalization payment of $21,583 and paid home leave of $5,427. In addition, we provided Mr. Andrew with the use of a company car in 1998 and 1997.

(11) This amount represents premiums paid by Global TeleSystems Group for $1,000,000 in term life insurance for Mr. Loeber and contributions to Mr. Loeber's account by Global TeleSystems Group under the 401(k) Plan. For 1998 and 1997, the amount also includes $156,700 which represents the value as of December 31, 1998 and 1997 of 10,000 shares of Global TeleSystems Group restricted common stock which vested in each of 1998 and 1997.

(12) For 1998, represents stock option for Global TeleSystems Group common stock awarded under the Global TeleSystems Group Stock Option Plan.

                    OPTION GRANTS IN THE LAST FISCAL YEAR --
                   GLOBAL TELESYSTEMS GROUP STOCK OPTION PLAN

                       NUMBER OF SECURITIES    % OF TOTAL OPTIONS    EXERCISE OR
                            UNDERLYING        GRANTED TO EMPLOYEES   BASE PRICE    EXPIRATION       GRANT DATE
        NAME            OPTIONS GRANTED(#)       IN FISCAL YEAR       ($/SHARE)       DATE      PRESENT VALUE($)(3)
        ----           --------------------   --------------------   -----------   ----------   -------------------
Jan Loeber...........        150,000(1)               4.0              $25.75       10-14-08        $2,476,905
Gerard J.
  Caccappolo.........         25,000(2)               0.6               46.75       03-31-08           763,660
                              36,000(1)               0.9               25.75       10-14-08           594,457
                             -------                  ---                                           ----------
          Total......         61,000                  1.5                                            1,358,117
Bruce Rudy...........         25,000(2)               0.6               46.75       03-31-08           763,660
                              30,000(1)               0.8               25.75       10-14-08           495,381
                             -------                  ---                                           ----------
          Total......         55,000                  1.4                                            1,259,041
John Shearing........         10,000(2)               0.3               46.75       03-31-08           305,464
                              24,000(1)               0.6               25.75       10-14-08           396,305
                             -------                  ---                                           ----------
          Total......         34,000                  0.9                                              701,769
Steven Andrews.......             --                   --                  --             --                --

---------------

(1) All these options in Global TeleSystems Group common stock would vest in February 2005, when financial results for 2004 are expected to be publicly announced. If certain performance targets are met or exceeded, these options could be fully exercisable in February 2002, when financial results for 2001 are expected to be publicly announced.

(2) The options in Global TeleSystems Group common stock vest one-fourth on each of the first four anniversaries of the date of grant.

(3) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 0.75, risk-free interest rate of 4.23% and expected life of five years.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                        FISCAL YEAR-ENDED OPTION VALUES

                              SHARES                      NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                             ACQUIRED        VALUE       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                ON          REALIZED      OPTIONS AT FY-END(#)           AT FY-END($)(3)
          NAME            EXERCISE(#)(1)     ($)(2)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
          ----            --------------   ----------   -------------------------   -------------------------
Jan Loeber..............       3,209       $2,129,793       1,603/-0-                   1,292,928/-0-
Gerard J. Caccappolo....       1,143          739,389        571/-0-                     460,673/-0-
Bruce Rudy..............         318          179,754        158/-0-                     112,042/-0-
John Shearing...........         159           99,359        159/158                    84,448/84,237
Steven Andrews..........          --               --        317/635                   225,987/512,063

---------------

(1) These shares are held by Stichting Administratiekantoor Hermes Foundation, which in turn issued to the named executive officers depositary receipts representing beneficial ownership in the shares.

(2) Based on the difference between fair value price on the date of exercise and the option exercise price.

(3) Based on a valuation price of $889.61 per share of Hermes Railtel common stock at December 31, 1998. This valuation was determined by the valuation per common share that GTS Carrier Services paid to AB Swed Carrier for acquiring all of its minority interest in Hermes Railtel on October 31, 1998.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
          FISCAL YEAR-ENDED OPTION VALUES -- GLOBAL TELESYSTEMS GROUP
                               STOCK OPTION PLAN

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FY-END(#)            AT FY-END($)(2)
                      NAME                        EXERCISABLE/UNEXERCISABLE(1)   EXERCISABLE/UNEXERCISABLE
                      ----                        ----------------------------   -------------------------
Jan Loeber......................................  0/150,000                            $0/$4,500,000
Gerard J. Caccappolo............................  0/61,000                              0/ 1,830,000
Bruce Rudy......................................  0/55,000                              0/ 1,650,000
John Shearing...................................  0/34,000                              0/ 1,020,000

---------------

(1) No options were exercised during the year ended December 31, 1998.

(2) Based on the closing price of $55.75 on the Nasdaq Stock Market of the Global TeleSystems Group Common Stock on December 31, 1998.

KEY EMPLOYEE STOCK OPTION PLAN OF HERMES EUROPE RAILTEL B.V.

     We has adopted the Key Employee Stock Option Plan of Hermes Railtel. (the "New Plan"). Under the New Plan certain employees of Hermes Railtel will be granted stock options to purchase its common stock. Subject to adjustment in the event of certain changes in capitalization, a maximum of 24,760 shares of Hermes Railtel common stock are authorized for grant under the New Plan which, upon exercise, shall be issued to Stichting Administratiekantoor Hermes Foundation, which in turn issues depository receipts (each a "Receipt") to the grantees who have exercised options. Each Receipt will represent a beneficial interest in one share of Hermes Railtel common stock that is subject to stock options under the New Plan.

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

PENSION PLAN

     In 1995, we established a defined benefit pension plan (the "Pension Plan") that covers substantially all of its employees that are at least twenty-five years of age and have at least one year of service. The benefits are based on years of service and the employee's compensation at retirement. Mr. Shearing participates in the Pension Plan. Each participant in the Pension Plan will receive a lump sum at retirement equal to 450% of final annual salary up to a specified ceiling which changes every year (in 1997 the ceiling was BF1,352,000) plus 910% of the excess multiplied by the years of service divided by 35. The maximum years of service taken into account under the formula is 35. The normal retirement age is 60. We have entered into an agreement with an insurance company for the provision of a group insurance policy (the "Policy"). Premium payments for the Policy are partly paid by the employee based on specified terms that consider the employee's annual salary, with the remaining premium paid by us. Premiums are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. (See Note 5 to the Notes to Consolidated Financial Statements). Upon termination of employment prior to retirement age, employer contributions cease and the participant may decide to receive the cash surrender value of the policy, to continue paying premiums or cease paying premiums but in either case maintaining the policy which is paid out according to its terms.

                                                         PENSION PLAN TABLE
                                                          YEARS OF SERVICE
                                   --------------------------------------------------------------
REMUNERATION                           15           20           25           30           35
------------                       ----------   ----------   ----------   ----------   ----------
$125,000.........................  $  370,313   $  493,750   $  617,188   $  740,625   $  863,200
$150,000.........................     467,870      623,829      779,786      935,744    1,090,610
$175,000.........................     565,508      754,011      942,513    1,131,056    1,318,200
$200,000.........................     663,100      884,140    1,105,170    1,326,210    1,545,700
$225,000.........................     760,703    1,014,271    1,267,838    1,521,405    1,773,200
$250,000.........................     858,300    1,144,400    1,430,500    1,716,600    2,000,000
$300,000.........................   1,053,490    1,404,660    1,755,820    2,106,990    2,455,700
$400,000.........................   1,443,880    1,925,181    2,406,476    2,887,771    3,365,700
$450,000.........................   1,639,080    2,185,440    2,731,800    3,278,160    3,820,700
$500,000.........................   1,834,270    2,445,700    3,057,120    3,668,550    4,275,700

The above pension benefits are based on the following formula:
(260% S1 + 910% S2) X N/35

  S      =    annual salary
  S1     =    S up to the "ceiling"
  S2     =    S above the "ceiling"
  N      =    years of service up to a maximum of 35

For purposes of this calculation the "ceiling" is U.S. $42,200.

EMPLOYMENT AGREEMENTS

     All the named executive officers have employment agreements with either Hermes Railtel (the "Company Employment Agreements") or an affiliate of Global TeleSystems Group (the "GTS Employment Agreements"). We reimburse Global TeleSystems Group for payments made to named executive officers under contracts with Global TeleSystems Group. The Employment Agreements generally are each for a term of two to three years and include an automatic renewal provision unless either party provides notice of termination on or prior to 90 days thereof.

     Mr. Shearing has an employment agreement. Mr. Shearing's employment agreement was entered into by the parties of November 1, 1995 for an undetermined period of time. Mr. Shearing's initial annual salary was BF2,800,000, which is net of all tax and social security contributions. Mr. Shearing's gross salary for fiscal year 1998 was BF5,083,553. He may also receive a yearly performance-based bonus of up to 20% of his base salary at our discretion. Mr. Shearing participates in our pension plan and is provided with a company car.

     See "Certain Relationships and Related Transactions" for a description of the GTS Employment Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Hermes Railtel Ordinary Shares, as of March 15, 1999, by each beneficial owner of 5% or more of the Ordinary Shares and by our directors and officers. For the purpose of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                                  NUMBER OF         PERCENTAGE
                                                                    SHARES         BENEFICIALLY
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED      OWNED
------------------------                                      ------------------   ------------
GTS Carrier Services, Inc...................................       176,858            89.9%
SNCB/NMBS...................................................        13,610            6.90%
Jan Loeber(1)...............................................         4,812            2.40%
Gerard Caccappolo(1)........................................         1,714            *
Peter Magnus(1).............................................           688            *
John Green(1)...............................................           572            *
Bruce Rudy(1)...............................................           476            *
John Shearing(1)............................................           317            *
Jan De Wispelaere(1)........................................           317            *
Steven Andrews(1)...........................................           317            *
                                                                   -------
All Directors and Executive Officers as a Group (8
  persons)..................................................         9,213            4.68%
                                                                   -------
          Total of above....................................       199,681
                                                                   =======

---------------

 *  Less than 1%.

(1) The shares are beneficially owned by these persons and are held in trust by Stichting Administratiekantoor Hermes Foundation, which in turn has issued depositary receipts to such persons representing beneficial ownership in the shares. In addition, Hermes Railtel has established a stock option plan pursuant to which key officers and employees were granted options to purchase Ordinary Shares of Hermes Railtel. We expect that the number of Ordinary Shares subject to the proposed plan will be approximately 13% of the total Ordinary Shares of Hermes Railtel issued and outstanding. See "Management -- Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF SHARES BY GTS CARRIER SERVICES

     In connection with the purchase of AB Swed Carrier's interest in Hermes Railtel in December 1998, GTS Carrier Services paid approximately $5.3 million to a company that is affiliated with a member of the Supervisory Board of Hermes Railtel for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Carrier Services to purchase their respective ownership interest in HER. See "Security Ownership of Principal Shareholders and Management."

SHAREHOLDERS AGREEMENT

     Under the Shareholders Agreement, SNCB/NMBS, so long as it holds at least 6.8% of the shares of HER, is entitled to make a binding nomination for the appointment of one member of the Board of Supervisory Directors.

SHAREHOLDER LEASES AND LOANS

     The Company currently leases dark fiber and facilities from SNCB/NMBS. SNCB/NMBS is a direct shareholder of HER.

GTS EMPLOYMENT AGREEMENTS

     Messrs. Loeber, Caccappolo and Rudy and Andrews are parties to Global TeleSystems Group employment agreements. Each employment agreement provides the relevant named executive officer with a salary, bonus and a standard company welfare benefits package as well as the use of an automobile, cost of living allowance, tax equalization and certain other fringe benefits. In addition, the employment agreements include severance benefit provisions. Finally, the employment agreements include noncompete and nonsolicitation clauses that cover the term of employment and twelve months thereafter. Under the employment agreements, each party employee was entitled to participate in the GTS-Hermes Plan. The options outstanding under the GTS-Hermes Plan were cancelled and replaced by options under the Hermes Railtel Stock Option Plan. In addition, Mr. Loeber received a restricted stock award of 30,000 shares of Global TeleSystems Group common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

          1  Consolidated Financial Statements

     The following consolidated financial statements of Hermes Railtel are included in Part II, Item 8 of this report:

        - Report of Ernst & Young Reviseurs d'Entreprises S.C.C., Independent Auditors

        - Consolidated Balance Sheets as of December 31, 1998 and 1997

        - Consolidated Statements of Operations for each of the Three Years Ended December 31, 1998

        - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1998

        - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the Three Years Ended December 31, 1998

        - Notes to Consolidated Financial Statements

     2  Consolidated Financial Statement Schedules

     We have furnished Schedule II Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

     b) Reports on Form 8-K

                  DATE OF REPORT                     SUBJECT OF REPORT
                  --------------                     -----------------
None

     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Deed of Incorporation and Articles of Association, as
                            amended to date
          4.1*           -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.2*           -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.3*           -- Indenture, dated August 19, 1997, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
          4.4*           -- Registration Rights Agreement, dated August 19, 1997,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
          4.5*           -- Escrow Agreement, dated August 19, 1997, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
          4.6***         -- Form of Outstanding Dollar Note for the Registrant's
                            10 3/8% Senior Notes due 2009 (contained in Dollar
                            Indenture filed as Exhibit 4.10)
          4.7***         -- Form of Outstanding Euro Note for the Registrant's
                            10 3/8% Senior Notes due 2006 (contained in Euro
                            Indenture filed as Exhibit 4.11)
          4.8***         -- Form of Dollar Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2009 (contained in Dollar Indenture
                            filed as Exhibit 4.10)
          4.9***         -- Form of Euro Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2006 (contained in Euro Indenture filed
                            as Exhibit 4.11)
          4.10***        -- Dollar Indenture, dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York of New York, as
                            Trustee
          4.11***        -- Euro Indenture dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York, as Trustee
          4.12***        -- Dollar Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.13***        -- Euro Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
         10.1*           -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
         10.2*           -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Jan Loeber
         10.3*           -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Gerard Caccappolo
         10.4*           -- Employment Agreement, dated as of January 1, 1996,
                            between GTS Group, Inc. and Bruce Rudy
         10.5*           -- Employment Agreement between the Company and Peter Magnus
         10.6*           -- Employment Agreement, dated as of September 26, 1995,
                            between the Company and J.A. Shearing
         10.7*           -- License, dated December 18, 1996, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
         10.8*           -- Registration, dated July 26, 1996, granted by IBPT
                            relating to Belgium
         10.9*           -- Authorization Letter, dated August 1, 1996, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
         10.10*          -- License, dated May 28, 1997, granted by BMPT relating to
                            Germany
         10.11*+         -- Agreement, dated April 1, 1997, between Eastern Group
                            Telecoms Limited and the Company
         10.12*+         -- Agreement, dated January 16, 1997, between SNCB/NMBS and the Company
         10.13*+         -- Agreement, dated February 3, 1997, between SANEF and the
                            Company
         10.14**         -- License, dated October 22, 1997 granted by the Secretary of State of Industry relating to France

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.15**         -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.
         10.16**+        -- Fiber Agreement, dated September 24, 1997
         10.17**+        -- Fiber Agreement, dated October 8, 1997
         10.18**+        -- Fiber Agreement, dated December 15, 1997
         10.19***+       -- Agreement, dated November 24, 1997 between COLT and
                            Hermes Railtel
         10.20***+       -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland
         10.21***+       -- Agreement dated April 3, 1998 between AT&T Unisource and
                            Hermes Railtel
         10.22***+       -- Agreement dated November 3, 1998 between Cable & Wireless and Hermes Railtel
         21.1****        -- List of Subsidiaries
         27.1****        -- Financial Data Schedule for the Year Ended December 31,
                            1998

---------------

   * Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

  ** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1997.

 *** Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-70723) as follows: Exhibit 4.6 was Exhibit 4.1 to the Form S-4 Registration Statement; Exhibit 4.7 was Exhibit 4.2 to the Form S-4 Registration Statement; Exhibit 4.8 was Exhibit 4.3 to the Form S-4 Registration Statement; Exhibit 4.9 was Exhibit 4.4 to the S-4 Registration Statement; Exhibit 4.10 was Exhibit 4.5 to the Form S-4 Registration Statement; Exhibit 4.11 was Exhibit 4.6 to the Form S-4 Registration Statement; Exhibit 4.12 was Exhibit 4.7 to the Form S-4 Registration Statement; Exhibit 4.13 was Exhibit 4.8 to the Form S-4 Registration Statement; Exhibit 10.19 was Exhibit 10.15 to the Form S-4 Registration Statement; Exhibit 10.20 was Exhibit 10.16 to the Form S-4 Registration Statement; Exhibit 10.21 was Exhibit 10.17 to the Form S-4 Registration Statement; and Exhibit 10.22 was Exhibit 10.18 to the Form S-4 Registration Statement.

**** Filed herewith.

   + Confidential material has been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hoeilaart, Belgium, on this 31st day of March, 1999.

                                            HERMES EUROPE RAILTEL B.V.

                                            By:       /s/ JAN LOEBER
                                              ----------------------------------
                                                          Jan Loeber
                                                      Managing Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1999.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                   /s/ JAN LOEBER                        Managing Director (Principal Executive
-----------------------------------------------------      Officer) and Member of Board of Managing
                    (Jan Loeber)                           Directors

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

                                                         Member of Board of Supervisory Directors
-----------------------------------------------------
                 (Gerald W. Thames)

               /s/ BERNARD J. MCFADDEN                   Member of Board of Supervisory Directors
-----------------------------------------------------
                (Bernard J. McFadden)

                 /s/ BO C.O. HAMNELL                     Member of Board of Supervisory Directors
-----------------------------------------------------
                  (Bo C.O. Hamnell)

              /s/ LARS STIG M. LARSSON                   Member of Board of Supervisory Directors
-----------------------------------------------------
               (Lars Stig M. Larsson)

                 /s/ JOSEPH SURMONT                      Member of Board of Supervisory Directors
-----------------------------------------------------
                  (Joseph Surmont)

                 /s/ BRUNO D'AVANZO                      Member of Board of Supervisory Directors
-----------------------------------------------------
                  (Bruno d'Avanzo)

                /s/ MIKEL H. WILLIAMS                    Member of Board of Supervisory Directors
-----------------------------------------------------
                 (Mikel H. Williams)

               /s/ WILLIAM H. SEIPPEL                    Member of Board of Managing Directors
-----------------------------------------------------
                (William H. Seippel)

                  /s/ GRIER RACLIN                       Member of Board of Managing Directors
-----------------------------------------------------
                   (Grier Raclin)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                       COL. B             COL. C              COL. D       COL. E
--------------------------------------------  ----------   -----------------------   ----------   ----------
                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                      END
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts at
  12/31/98..................................      -0-          887                                    887

                               INDEX TO EXHIBITS

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Deed of Incorporation and Articles of Association, as
                            amended to date
          4.1*           -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.2*           -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.3*           -- Indenture, dated August 19, 1997, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
          4.4*           -- Registration Rights Agreement, dated August 19, 1997,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
          4.5*           -- Escrow Agreement, dated August 19, 1997, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
          4.6***         -- Form of Outstanding Dollar Note for the Registrant's
                            10 3/8% Senior Notes due 2009 (contained in Dollar
                            Indenture filed as Exhibit 4.10)
          4.7***         -- Form of Outstanding Euro Note for the Registrant's
                            10 3/8% Senior Notes due 2006 (contained in Euro
                            Indenture filed as Exhibit 4.11)
          4.8***         -- Form of Dollar Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2009 (contained in Dollar Indenture
                            filed as Exhibit 4.10)
          4.9***         -- Form of Euro Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2006 (contained in Euro Indenture filed
                            as Exhibit 4.11)
          4.10***        -- Dollar Indenture, dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York of New York, as
                            Trustee
          4.11***        -- Euro Indenture dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York, as Trustee
          4.12***        -- Dollar Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.13***        -- Euro Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
         10.1*           -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
         10.2*           -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Jan Loeber
         10.3*           -- Employment Agreement, dated as of January 3, 1995,
                            between SFMT, Inc. and Gerard Caccappolo
         10.4*           -- Employment Agreement, dated as of January 1, 1996,
                            between GTS Group, Inc. and Bruce Rudy
         10.5*           -- Employment Agreement between the Company and Peter Magnus
         10.6*           -- Employment Agreement, dated as of September 26, 1995,
                            between the Company and J.A. Shearing
         10.7*           -- License, dated December 18, 1996, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
         10.8*           -- Registration, dated July 26, 1996, granted by IBPT
                            relating to Belgium
         10.9*           -- Authorization Letter, dated August 1, 1996, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
         10.10*          -- License, dated May 28, 1997, granted by BMPT relating to
                            Germany
         10.11*+         -- Agreement, dated April 1, 1997, between Eastern Group
                            Telecoms Limited and the Company
         10.12*+         -- Agreement, dated January 16, 1997, between SNCB/NMBS and the Company
         10.13*+         -- Agreement, dated February 3, 1997, between SANEF and the
                            Company
         10.14**         -- License, dated October 22, 1997 granted by the Secretary of State of Industry relating to France

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.15**         -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.
         10.16**+        -- Fiber Agreement, dated September 24, 1997
         10.17**+        -- Fiber Agreement, dated October 8, 1997
         10.18**+        -- Fiber Agreement, dated December 15, 1997
         10.19***+       -- Agreement, dated November 24, 1997 between COLT and
                            Hermes Railtel
         10.20***+       -- Authorization Letter, dated March 16, 1998, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland
         10.21***+       -- Agreement dated April 3, 1998 between AT&T Unisource and
                            Hermes Railtel
         10.22***+       -- Agreement dated November 3, 1998 between Cable & Wireless and Hermes Railtel
         21.1****        -- List of Subsidiaries
         27.1****        -- Financial Data Schedule for the Year Ended December 31,
                            1998

---------------

   * Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

  ** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1997.

 *** Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-70723) as follows: Exhibit 4.6 was Exhibit 4.1 to the Form S-4 Registration Statement; Exhibit 4.7 was Exhibit 4.2 to the Form S-4 Registration Statement; Exhibit 4.8 was Exhibit 4.3 to the Form S-4 Registration Statement; Exhibit 4.9 was Exhibit 4.4 to the S-4 Registration Statement; Exhibit 4.10 was Exhibit 4.5 to the Form S-4 Registration Statement; Exhibit 4.11 was Exhibit 4.6 to the Form S-4 Registration Statement; Exhibit 4.12 was Exhibit 4.7 to the Form S-4 Registration Statement; Exhibit 4.13 was Exhibit 4.8 to the Form S-4 Registration Statement; Exhibit 10.19 was Exhibit 10.15 to the Form S-4 Registration Statement; Exhibit 10.20 was Exhibit 10.16 to the Form S-4 Registration Statement; Exhibit 10.21 was Exhibit 10.17 to the Form S-4 Registration Statement; and Exhibit 10.22 was Exhibit 10.18 to the Form S-4 Registration Statement.

**** Filed herewith.

   + Confidential material has been redacted and filed separately with the Securities and Exchange Commission.