Form 10-Q
period 1999-03-31
HERMES EUROPE RAILTEL B V
filed 1999-05-17
CIK 1047025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        (COMMISSION FILE NUMBER:      )

                           HERMES EUROPE RAILTEL B.V.
             (Exact name of registrant as specified in its charter)

           NETHERLANDS                                             NONE
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                              TERHULPSESTEENWEG 6A
                                 1560 HOEILAART
                                     BELGIUM
                     (Address of principal executive office)

                                 (322) 658-5200
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

    At April 30, 1999, there were outstanding approximately 196,716 shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements ...............................................  3
         Consolidated Balance Sheets as of March 31, 1999 and 1998 ..........  4
         Consolidated Statements of Operations for the three months ended
           March 31, 1999 and 1998 ..........................................  5
         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998 ..........................................  6
         Notes to Consolidated Financial Statements .........................  7
Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................  9
Item 3   Quantitative and Qualitative Disclosure about Market Risk .......... 12

PART II. OTHER INFORMATION
Item 1   Legal Proceedings................................................... 13
Item 2   Changes in Securities and Use of Proceeds........................... 13
Item 3   Defaults Upon Senior Securities..................................... 13
Item 4   Submission of Matters to a Vote of Security Holders ................ 13
Item 5   Other Information................................................... 13
Item 6   Exhibits and Reports on Form 8-K ................................... 13
Signatures .................................................................. 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

     Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                          ASSETS

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    1999         1998
                                                                                  ---------   ------------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                         SHARE DATA)
Current assets
  Cash and cash equivalents ...................................................   $ 373,858    $ 130,081
  Restricted cash .............................................................      14,866       30,062
  Accounts receivable net .....................................................      61,086       48,034
  Due from affiliated companies ...............................................       3,233        2,164
  Other assets ................................................................      36,032       29,810
                                                                                  ---------    ---------
          Total current assets ................................................     489,075      240,151
Property and equipment, net ...................................................     447,321      438,984
Goodwill and intangible assets, net ...........................................      37,247       32,467
Other non-current assets ......................................................      13,612       14,456
                                                                                  ---------    ---------
          TOTAL ASSETS ........................................................   $ 987,255    $ 726,058
                                                                                  =========    =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses .......................................   $  59,005    $  84,047
  Due to affiliated companies .................................................       3,947       15,976
  Deferred income .............................................................      46,160       32,255
  Other current liabilities ...................................................       1,643           --
  Current portion of capital lease obligations ................................      58,106       37,135
                                                                                  ---------    ---------
          Total current liabilities ...........................................     168,861      169,413
   Long-term debt, less current portion .......................................     556,382      265,353
  Long term portion of capital lease obligations ..............................     176,396      190,378
  Deferred income .............................................................      44,247       34,000
  Other non-current liabilities ...............................................       6,293       29,259
                                                                                  ---------    ---------
          TOTAL LIABILITIES ...................................................     952,179      688,403
Commitments and contingencies
Minority interest .............................................................      27,889       27,759
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares authorized; 196,716
      shares issued and outstanding at March 31, 1999 and December 31, 1998 ...     100,110      100,110
  Additional paid-in capital ..................................................       8,490        8,437
  Accumulated other comprehensive loss ........................................      (3,195)      (1,300)
  Accumulated deficit .........................................................     (98,218)     (97,351)
                                                                                  ---------    ---------
          TOTAL SHAREHOLDERS' EQUITY ..........................................       7,187        9,896
                                                                                  ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $ 987,255    $ 726,058
                                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ----------------------
                                                    1999         1998
                                                 ---------    ---------
                                                      (IN THOUSANDS,
                                                     EXCEPT WEIGHTED
                                                    AVERAGE SHARES AND
                                                      PER SHARE DATA)
Revenues .....................................   $  55,727    $   4,706
                                                 ---------    ---------
Operating costs and expenses:
  Telecommunications services ................      19,306        2,852
  Selling, general and administrative ........      11,137        4,421
  Depreciation and amortization ..............       9,872        3,433
                                                 ---------    ---------
                                                    40,315       10,706
                                                 ---------    ---------
Income (loss) from operations ................      15,412       (6,000)
Other income/(expense):
  Interest income ............................       3,810        3,292
  Interest expense ...........................     (17,245)      (7,428)
  Foreign currency losses ....................      (1,569)      (1,124)
                                                 ---------    ---------
                                                   (15,004)      (5,260)
                                                 ---------    ---------
Net income (loss) before income taxes and
  minority interest ..........................         408      (11,260)
Income taxes .................................       1,145           --
                                                 ---------    ---------
Net loss before minority interest ............        (737)     (11,260)
Minority interest ............................        (130)          --
                                                 ---------    ---------
Net loss .....................................   $    (867)   $ (11,260)
                                                 =========    =========
Net loss per share ...........................   $  (0.004)   $   (0.06)
                                                 =========    =========

Weighted average common shares outstanding ...     196,716      190,468
                                                 =========    =========


   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         1999         1998
                                                                      ---------    ---------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ..........................................................   $    (867)   $ (11,260)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...................................      11,122        3,726
  Change in value of foreign currency instruments .................     (22,769)          --
  Minority interest ...............................................         130           --
  Non-cash compensation ...........................................          51          266
  Changes in assets and liabilities:
     Accounts receivable ..........................................     (18,831)      (1,958)
     Deposits .....................................................      (3,469)        (421)
     Accounts payable and accrued expenses ........................     (21,445)     (13,914)
     Other changes in assets and liabilities ......................      27,855        4,034
                                                                      ---------    ---------
          Net cash used in operating activities ...................     (28,223)     (19,527)
INVESTING ACTIVITIES
  Purchases of property and equipment .............................     (17,427)     (12,463)
  Restricted cash .................................................      15,860       14,155
                                                                      ---------    ---------
          Net cash (used in) provided by investing activities .....      (1,567)       1,692
FINANCING ACTIVITIES
  Proceeds from debt ..............................................     302,450           --
  Repayments of debt ..............................................     (13,189)      (3,619)
  Payment of debt issue costs .....................................      (9,973)        (825)
  Due to affiliated companies, net ................................     (13,489)        (119)
                                                                      ---------    ---------
          Net cash provided by (used in) financing activities .....     265,799       (4,563)
Effect of exchange rate changes on cash and cash equivalents ......       7,768          864
                                                                      ---------    ---------
Net increase (decrease) in cash and cash equivalents ..............     243,777      (21,534)
Cash and cash equivalents at beginning of period ..................     130,081      204,327
                                                                      ---------    ---------
Cash and cash equivalents at end of period ........................   $ 373,858    $ 182,793
                                                                      =========    =========


   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL PRESENTATION

    The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1999 may not be indicative of the operating results for the full year.

    The Company is a provider of centrally managed telecommunications transmission capacity across national borders in Europe and to the United States to telecommunications companies including traditional public telecommunications operators and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers. The Company began commercial operations in November 1996 and as of March 31, 1999 operated in Belgium, the Netherlands, the United Kingdom, France, Germany, Switzerland, Italy, Denmark, Sweden and Spain. As of March 31, 1999 the high capacity fiber optic network ("the Network") linked the cities of Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen, Stockholm, Hamburg and Madrid. The Company intends to continue to build the Network using an accessible and cost-efficient infrastructure of rights-of-way and fiber of railways, motorways, pipeline companies, waterways and power companies.

    The Company was formed on July 6, 1993 and is 89.9% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

2. POLICIES AND PROCEDURES

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", comprehensive loss was $2.8 million and $12.7 million for the three months ended March 31, 1999 and 1998, respectively, and was comprised of net loss of $0.9 million and $11.3 million and foreign currency translation adjustments of $1.9 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively.

    During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share for all periods presented. In accordance with SFAS No.128, "Earnings per Share" the Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

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

    As of January 1,1999, the Company adopted the Euro as its functional currency.

    Certain reclassifications have been made to the March 1998 condensed, consolidated financial statements in order to conform to the 1999 presentation.

3. DEBT OBLIGATIONS

    In January, 1999 the Company issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes" and together with the Dollar Notes, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company, with interest payable semiannually at a rate of 10.375%. The Company may redeem the Dollar Notes in whole or in part, any time on or after January 15, 2004 at specific redemption prices. The Company may redeem the Euro Notes, in whole or in part, any time on or after January 15, 2003 at specific redemption prices. The Company may also redeem the Dollar Notes and the Euro Notes at a price equal to 110.375% of the principal amounts prior to January 15, 2002 with net cash proceeds of a public equity offering with gross proceeds of at least $75 million or in certain other circumstances specified in the indentures for the Dollar Notes and the Euro Notes provided, however that at least two-third of the principal amount of the Dollar Notes and the Euro Notes originally issued remain outstanding after each such redemption. Net proceeds from the issuance of the New Senior Notes was approximately $289.3 million. The Company filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which became effective in February 1999. The exchange of registered notes for the New
Senior Notes was completed on March 24, 1999.

4. CAPITAL LEASE OBLIGATIONS

    During the three months ended March 31, 1999, the Company entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $37.3 million. The commitments have expected lease terms of ten to fifteen years.

5.  Subsequent Events

     Subsequent to March 31, 1999, certain employees were issued 2,967 shares of the Company's common stock, as a result of the exercise of their vested stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to our financial condition and results of operations as of March 31, 1999 and 1998 and for the three months ended March 31, 1999 and 1998 and of certain factors that management believes are likely to affect our prospective financial condition. The following discussion should be read in conjunction with our Condensed, Consolidated Financial Statements and the notes related thereto.

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

OVERVIEW

    We are continuing to develop and operate a pan-European high capacity fiber optic network. We began delivering services to customers in November 1996 when the Brussels-Amsterdam route came into operation. London, Paris, Antwerp and Rotterdam came into operation during 1997 and Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen and Stockholm during 1998. In the first quarter of 1999, Hamburg and Madrid came into operation. We also currently lease capacity on transatlantic cables linking the network to North America. On June 24, 1998, we acquired a 75% interest in Ebone A/S ("Ebone"), a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

    Revenue. Our consolidated revenues for the three months ended March 31, 1999 were $55.7 million as compared to $4.7 million for the comparable period in 1998. The growth in revenue is attributable to the continued deployment of our network as well as the inclusion of Ebone, whose revenue was $9.3 million for the three months ended March 31, 1999.

    Telecommunications Services. Our telecommunications services costs for the three months ended March 31, 1999 were $19.3 million as compared to $2.9 million for the comparable period in 1998. The increase in telecommunications services costs for the three months ended March 31, 1999 was primarily due to increased costs related to operating and maintaining the network as it is continued to be deployed, as well as the increase in local access costs and the inclusion of Ebone, whose telecommunications services costs were $4.2 million for the three months ended March 31, 1999.


    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $11.1 million as compared to $4.4 million for the same period in 1998. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel. At March 31, 1999 we employed 280 people as compared to 153 people at March 31, 1998.

    Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 1999 was $9.9 million as compared to $3.4 million for the comparable period in 1998. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of our network.

    Interest. Interest expense for the three months ended March 31, 1999 was $17.2 million as compared to $7.4 million for the same period in 1998. The increase was primarily attributable to the interest and related costs associated with the issuance in January 1999 of $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million aggregate principal amount of 10.375% senior notes due 2006.

    Interest income for the three months ended March 31, 1999 was $3.8 million as compared to $3.3 million in the comparable period in 1998. The increase is due to the interest earned through our short-term investments that have grown, due to the proceeds of our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of our funding through December 31, 1998 have been net proceeds of $251.3 million from the issuance of the $265 million aggregate principal amount of 11.5% senior notes in 1997 and cash equity contributions of $103.2 million in 1997. In addition, in January 1999, we completed the issuance of $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million (approximately $100 million) aggregate principal amount of 10.375% senior notes due 2006. The senior notes issued in 1999 are general unsecured obligation and have substantially the same general terms and conditions as the senior notes issued in 1997. Net proceeds from the issuance of these senior notes were approximately $289.3 million.

    Development of our fiber optic network is capital intensive. We have spent approximately $217 million in cash on network capital expenditures through March 31, 1999 and expect to incur an additional $573 million through 2000 in order to complete the build-out of the network and enhance our capacity through the implementation of dense wave multiplexing technology. In addition, as of March 31, 1999, $308 million has been capitalized in connection with long-term fiber lease arrangements and an additional $115 million is expected to be capitalized through 2000 in order to complete the build-out of the network. We believe that the net proceeds from the issuance of the 1997 and 1999 senior notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require that we delay or abandon our plans for deploying the remainder of the network and would jeopardize our viability.

    We had a positive working capital of $320.2 million and $180.7 million as of March 31, 1999 and 1998, respectively. We had cash and cash equivalents of $373.9 million and $182.8 million at March 31, 1999 and 1998 respectively. We had $14.9 million and $43.6 million of restricted cash at March 31, 1999 and 1998, respectively. The restricted cash at March 31, 1999 and 1998 primarily represents our obligation to place into escrow the first four scheduled semi-annual interest payments on the 1997 senior notes.

    During the three months ended March 31, 1999, we used $28.2 million cash for operating activities compared with using $19.5 million for the comparable period in 1998. Investing activities used cash of $1.6 million for the three months ended March 31, 1999 as compared to providing cash of $1.7 million for the comparable period in 1998.

    We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. We are designing reporting processes to monitor the potential exposure on an ongoing basis and expect to implement this process by the end of the second quarter of 1999. We have limited our foreign currency exposure by entering into a foreign currency swap agreement. We find it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

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

    Hermes Europe Railtel Year 2000 Compliance Program. We have initiated a Year 2000 compliance program to address the aforementioned risks which the Year 2000 issue poses and to avoid any material loss or impact to us or our customers due to these risks. The object of the Year 2000 compliance program is to ensure that neither the performance nor functionality of our operations is affected by dates, prior to, during and after 2000. The scope of the Year 2000 compliance program includes all of the business functions, locations and resources that are essential. The resources that are within the scope of the Year 2000 compliance program are, among other things, our computer systems, software, vendor supplied software, telecommunications equipment, third party telecommunications partners and other network service suppliers, environmental and building control systems, internal communications systems and other interfaces with third party services. As explained below, our efforts to assess systems as well as non-system areas related to Year 2000 compliance involve (i) a wide-ranging assessment of the Year 2000 problems that may affect us, (ii) the development of remedies to address the problems discovered in the assessment phase and (iii) testing of the remedies.

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

    Worst Case Scenario for the Company. Our worst case scenario would be the failing of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption at some of our operations and would adversely affect our revenues. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at almost all of our sites and expect to install diesel generators in the remaining sites in 1999. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions and we are hopeful that its remediation and testing efforts will ensure that we have addressed our Year 2000 readiness. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

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

    Costs related to the Year 2000 Issue. We expect that we will incur approximately $0.8 million to complete the assessment, detailed planning, remediation prevention and testing phases, of which approximately $0.3 million has been incurred through March 31, 1999. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of the our debt obligations are denominated in currencies which expose us to risk associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

    We entered into a foreign currency swap agreement in 1998 in order to mitigate our exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

    The only significant change in our market risk since December 31, 1998 is the issuance in January 1999 of $200 million 10.375% senior notes due January 15, 2009 which expose us to changes in interest and foreign exchange rates, and the issuance of Euro 85 million 10.375% senior notes due January 15, 2006 which expose us to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) In January 1999, the Company issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (together, the "New Senior Notes"). The New Senior Notes were subsequently replaced with similar registered securities. The net proceeds from the New Senior Notes was approximately $289.3 million and such net proceeds will be used to finance the cost of the network assets to permit network expansion beyond the originally contemplated scope, including transatlantic capacity, enhancing the capacity and speed of the network and continuing the buildout of the network. Accordingly, there were no direct or indirect payments to directors or officers of the Company or to any person or entity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        On January 15, 1999, our shareholders approved by unanimous written consent, the issuance of up to $ 200 million aggregate principal amount of 10.375% senior notes due 2009 and up to Euro 85 million 10.375% senior notes due 2006.

ITEM 5. OTHER INFORMATION

        See Note 5 to the Company's unaudited, condensed, consolidated financial statements included in this report.

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

                             HERMES EUROPE RAILTEL B.V.
                             (Registrant)


                             By:    /s/ FRANCOIS NOTE
                                    --------------------------------------------
                             Name:  Francois Note
                             Title: Corporate Financial Director --
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: May 17, 1999

                                 EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
-------          ------------
  27             Financial Data Schedule