Form 10-Q
period 1999-06-30
HERMES EUROPE RAILTEL B V
filed 1999-08-13
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                      (COMMISSION FILE NUMBER:          )

                           HERMES EUROPE RAILTEL B.V.
             (Exact name of registrant as specified in its charter)

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     At July 31, 1999, there were outstanding approximately 199,683 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.       FINANCIAL INFORMATION                                            3
Item 1.       Financial Statements........................................     3
              Condensed Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998.....................................     4
              Condensed Consolidated Statements of Operations for the
                three and six months ended June 30, 1999 and 1998.........     5
              Condensed Consolidated Statements of Cash Flows for the
                three and six months ended June 30, 1999 and 1998.........     6
              Notes to Condensed Consolidated Financial Statements........     7
Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    10
Item 3.       Quantitative and Qualitative Disclosure About Market Risk...    14

PART II.      OTHER INFORMATION
Item 2.       Changes in Securities and Use of Proceeds...................    15
Item 4.       Submission of Matters to a Vote of Security Holders.........    15
Item 6.       Exhibits and Reports on Form 8-K............................    15
Signatures................................................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

     Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
Current assets
  Cash and cash equivalents.................................  $  341,818     $130,081
  Restricted cash...........................................      15,060       30,062
  Accounts receivable, net..................................      72,993       48,034
  Due from affiliated companies.............................       7,749        2,164
  Other assets..............................................      44,982       29,810
                                                              ----------     --------
          Total current assets..............................     482,602      240,151
Property and equipment, net.................................     470,738      438,984
Goodwill and intangible assets, net.........................      43,737       32,467
Other non-current assets....................................      18,131       14,456
                                                              ----------     --------
          TOTAL ASSETS......................................  $1,015,208     $726,058
                                                              ==========     ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................  $   77,816     $ 84,047
  Due to affiliated companies...............................       4,502       15,976
  Deferred income...........................................      61,010       32,255
  Current portion of capital lease obligations..............      28,689       37,135
                                                              ----------     --------
          Total current liabilities.........................     172,017      169,413
  Long-term debt, less current portion......................     553,171      265,353
  Long term portion of capital lease obligations............     174,290      190,378
  Deferred income...........................................      97,588       34,000
  Other non-current liabilities.............................       1,259       29,259
                                                              ----------     --------
          TOTAL LIABILITIES.................................     998,325      688,403
Commitments and contingencies
Minority interest...........................................          --       27,759
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized; 199,683 and 196,716 shares issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively)..........................................     101,518      100,110
  Additional paid-in capital................................       8,331        8,437
  Accumulated other comprehensive loss......................      (3,748)      (1,300)
  Accumulated deficit.......................................     (89,218)     (97,351)
                                                              ----------     --------
          TOTAL SHAREHOLDERS' EQUITY........................      16,883        9,896
                                                              ----------     --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,015,208     $726,058
                                                              ==========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................................  $ 67,142    $ 11,230    $122,869    $ 15,936
                                                 --------    --------    --------    --------
Operating costs and expenses:
  Telecommunications services..................    19,458       6,180      38,764       9,032
  Selling, general and administrative..........    10,267       5,671      21,404      10,092
  Depreciation and amortization................    14,042       4,807      23,914       8,240
                                                 --------    --------    --------    --------
                                                   43,767      16,658      84,082      27,364
                                                 --------    --------    --------    --------
Income (loss) from operations..................    23,375      (5,428)     38,787     (11,428)
Other income/(expense):
  Interest income..............................     4,190       2,620       8,000       5,912
  Interest expense.............................   (16,741)     (8,093)    (33,986)    (15,521)
  Foreign currency gains (losses)..............     1,039      (1,542)       (530)     (2,666)
                                                 --------    --------    --------    --------
                                                  (11,512)     (7,015)    (26,516)    (12,275)
                                                 --------    --------    --------    --------
Net income (loss) before income taxes and
  minority interest............................    11,863     (12,443)     12,271     (23,703)
Income taxes...................................     2,525          --       3,670          --
                                                 --------    --------    --------    --------
Net income (loss) before minority interest.....     9,338     (12,443)      8,601     (23,703)
Minority interest..............................      (338)        (40)       (468)        (40)
                                                 --------    --------    --------    --------
Net income (loss)..............................  $  9,000    $(12,483)   $  8,133    $(23,743)
                                                 ========    ========    ========    ========
Net income (loss) per share:
  Basic........................................  $  45.61    $ (65.54)   $  41.28    $(124.66)
                                                 ========    ========    ========    ========
  Diluted......................................  $  45.02    $ (65.54)   $  40.69    $(124.66)
                                                 ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).................................  $  9,000   $(12,483)  $  8,133   $(23,743)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization...................    14,915      5,135     26,037      8,861
  Change in value of foreign currency
     instruments..................................   (10,067)     3,224    (32,836)     3,224
  Minority interest...............................       338         40        468         40
  Non-cash compensation...........................       163        262        214        528
  Changes in assets and liabilities:
     Accounts receivable..........................   (45,778)    (9,872)   (64,609)   (11,830)
     Deposits.....................................     1,090        234     (2,379)      (187)
     Accounts payable and accrued expenses........    20,936     15,912       (509)     1,998
     Other changes in assets and liabilities......    37,808      4,066     65,663      8,100
                                                    --------   --------   --------   --------
          Net cash provided by (used) in operating
            activities............................    28,405      6,518        182    (13,009)
INVESTING ACTIVITIES
  Purchases of property and equipment.............   (45,712)   (18,381)   (63,139)   (30,844)
  Acquisition, net of cash acquired...............   (15,667)    13,352    (15,667)    13,352
  Other investing activities......................      (446)        --       (446)        --
  Restricted cash.................................      (187)      (543)    15,673     13,612
                                                    --------   --------   --------   --------
          Net cash used in investing activities...   (62,012)    (5,572)   (63,579)    (3,880)
FINANCING ACTIVITIES
  Proceeds from debt..............................        --         --    302,450         --
  Repayments of debt..............................    (3,287)    (7,102)   (16,476)   (10,721)
  Payment of debt issue costs.....................      (191)        --    (10,164)      (825)
  Net Proceeds from issuance of common stock......     1,249         --      1,249         --
  Due to affiliated companies, net................    (4,293)      (380)   (17,782)      (499)
                                                    --------   --------   --------   --------
          Net cash (used in) provided by financing
            activities............................    (6,522)    (7,482)   259,277    (12,045)
Effect of exchange rate changes on cash and cash
  equivalents.....................................     8,089       (923)    15,857        (59)
                                                    --------   --------   --------   --------
Net (decrease) increase in cash and cash
  equivalents.....................................   (32,040)    (7,459)   211,737    (28,993)
Cash and cash equivalents at beginning of
  period..........................................   373,858    182,793    130,081    204,327
                                                    --------   --------   --------   --------
Cash and cash equivalents at end of period........  $341,818   $175,344   $341,818   $175,334
                                                    ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL PRESENTATION

     The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated; however, other adjustments may have been required had an audit been performed. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the operating results for the full year.

     The Company is a provider of centrally managed telecommunications transmission capacity across national borders in Europe and to the United States to telecommunications companies including traditional public telecommunications operators and new entrants, such as alternative carriers, global consortia of telecommunications operators, international carriers, Internet backbone networks, resellers, value-added networks and other service providers. The Company began commercial operations in November 1996 and as of June 30, 1999 operated in Belgium, the Netherlands, the United Kingdom, France, Germany, Switzerland, Italy, Denmark, Sweden and Spain. As of June 30, 1999 the Company's high capacity fiber optic network ("the Network") linked the cities of Brussels, Antwerp, Rotterdam, Amsterdam, London, Paris, Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen, Stockholm, Hamburg, Madrid, Barcelona, Valencia, Basle and Gothenburg. The Company intends to continue to build the Network using an accessible and cost-efficient infrastructure of rights-of-way and fiber of railways, motorways, pipeline companies, waterways and power companies.

     The Company was formed on July 6, 1993 and as of June 30, 1999 was 95.4% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

2. POLICIES AND PROCEDURES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", comprehensive income was $8.4 million and $5.7 million for the three and six months ended June 30, 1999, respectively, and was comprised of net income of $9.0 million and $8.1 million and foreign currency translation losses of $0.6 million and $2.4 million for the three and six months ended June 30, 1999, respectively. Comprehensive loss was $11.6 million and $24.3 million for the three and six months ended June 30, 1998, respectively, and was comprised of net losses of $12.5 million and $23.7 million and foreign currency translation income of $0.9 million and foreign currency translation loss of $0.6 million for the three and six months ended June 30, 1998, respectively.

                           HERMES EUROPE RAILTEL B.V.

     The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator of the Company's net income (loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income
(loss) per share calculation:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           1999       1998      1999      1998
                                                         --------   --------   -------   -------
Weighted Average Shares Outstanding....................  197,335    190,468    197,026   190,468
Common Stock Equivalents...............................    2,591         --      2,868        --
                                                         -------    -------    -------   -------
Diluted Shares Outstanding.............................  199,926    190,468    199,894   190,468
                                                         =======    =======    =======   =======

     As of January 1, 1999, the Company adopted the Euro as its functional currency.

     Certain reclassifications have been made to the June 1998 condensed, consolidated financial statements in order to conform to the 1999 presentation.

3. ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone A/S ("Ebone") from the Ebone Holding Association ("EHA") for a purchase price of Euro 35 million. The purchase price was comprised of cash of Euro 15 million and the issuance to EHA of capacity rights on the Network valued at Euro 20 million (the "Rights"). Rights may be applied by members of EHA, in lieu of cash, to the payment of future invoices related to services provided by the Company or Ebone on contracts for services entered into through May 31, 2003. EHA must assign these Rights among its members by October 1, 1999 and once assigned, the Rights are non-transferable. Prior to December 31, 1999, EHA may elect to change the composition of the consideration by converting the cash to Rights at a rate of Rights valued at four Euros for three Euros in cash consideration. To the extent EHA elects this alternative, the cash converted will be paid back to the Company.

     The excess of the purchase price over the fair value of the assets acquired of $9.2 million was allocated to goodwill and is being amortized over five years.

4. DEBT OBLIGATIONS

     In January, 1999 the Company issued, through a private placement, aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Dollar Notes") and Euro 85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Euro Notes" and together with the Dollar Notes, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company, with interest payable semiannually at a rate of 10.375%. The Company may redeem the Dollar Notes in whole or in part, any time on or after January 15, 2004 at specific redemption prices. The Company may redeem the Euro Notes, in whole or in part, any time on or after January 15, 2003 at specific redemption prices. The Company may also redeem the Dollar Notes and the Euro Notes at a price equal to 110.375% of the principal amounts prior to January 15, 2002 with net cash proceeds of a public equity offering with gross proceeds of at least $75 million or in certain other circumstances specified in the indentures for the Dollar Notes and the Euro Notes provided, however that at least two-thirds of the principal amount of the Dollar Notes and the Euro Notes originally issued remain outstanding after each such redemption. Net proceeds from the issuance of the New Senior Notes was approximately $289.3 million. The Company filed an S-4 registration statement with the Securities and Exchange Commission to exchange registered senior notes, with the same terms and conditions as the New Senior Notes, for the New Senior Notes, which registration statement became effective in February 1999. The exchange of registered notes for the New Senior Notes was completed on March 24, 1999.

                           HERMES EUROPE RAILTEL B.V.

5. CAPITAL LEASE OBLIGATIONS

     During the six months ended June 30, 1999, in order to expand the Network, the Company entered into contractual commitments to lease fiber pairs, including facilities and maintenance and utilizing the partial routes for laying fiber optic cable. Based on the contract provisions, these commitments are currently estimated to aggregate approximately $42.1 million. The commitments have expected lease terms of ten to eighteen years.

6. EQUITY TRANSACTIONS

     During June 1999, certain employees were issued 2,967 shares of the Company's common stock as a result of the exercise of their vested stock options. In addition, in June 1999, GTS Carrier Services, Inc. increased its ownership of the Company to 95.4% percent by acquiring the remaining shares held by SNCB/ NMBS in exchange for 2,150,380 (post-split) shares of GTS common stock. In connection with this purchase, GTS Carrier Services, Inc. paid approximately $4.8 million to a company which is affiliated with a board member for negotiating with SNCB/NMBS on behalf of GTS Carrier Services, Inc. The excess of the purchase price over the fair value of the assets acquired of approximately $90.3 million was allocated to goodwill that will be amortized over 10 years by GTS Carrier Services, Inc.

7. RELATED PARTY TRANSACTIONS

     Included in revenues for the three and six months ended June 30, 1999, respectively, is $2.3 million and $2.5 million of intercompany revenue from GTS affiliates. There was no intercompany revenue for the comparable periods in 1998.

8. RESTATEMENT OF NET LOSS PER SHARE

     The following Net Loss Per Share data is being presented to reflect the effect of restating the Company's Net Loss Per Share amounts that were disclosed in the financial statements of the Company's previous filings. This restatement is necessary to correct an error in our previously reported amounts.

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1998         1997           1996
                                                        ---------    ---------    ------------
Net Loss Per Share....................................  $ (234.48)   $ (330.04)   $(199,612.50)

                                                                    THREE MONTHS       NINE MONTHS
                                           THREE MONTHS ENDED           ENDED             ENDED
                                                MARCH 31,           SEPTEMBER 30,     SEPTEMBER 30,
                                          ---------------------     -------------     -------------
                                            1999         1998           1998              1998
                                          --------     --------     -------------     -------------
Net Loss Per Share......................  $  (4.41)    $ (59.12)      $ (59.99)         $(184.65)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations as of June 30, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 and of certain factors that management believes are likely to affect our prospective financial condition. The following discussion should be read in conjunction with our Condensed, Consolidated Financial Statements and the notes related thereto.

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

OVERVIEW

     We are continuing to develop and operate a pan-European high capacity fiber optic network. We began delivering services to customers in November 1996 when the Brussels-Amsterdam route came into operation. London, Paris, Antwerp and Rotterdam came into operation during 1997 and Frankfurt, Strasbourg, Zurich, Geneva, Stuttgart, Dusseldorf, Munich, Milan, Berlin, Copenhagen and Stockholm during 1998. In the first quarter of 1999, Hamburg and Madrid came into operation. During the second quarter of 1999, Barcelona, Valencia, Basle and Gothenburg came into operation. We also currently lease capacity on transatlantic cables linking the network to North America. In addition, GTS and we are exploring the possibility of including local access assets and operations as part of our network. On June 24, 1998, we acquired a 75% interest in Ebone A/ S ("Ebone"), a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. We purchased the remaining 25% interest on May 25, 1999. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

     Revenue. Our consolidated revenues for the three and six months ended June 30, 1999 were $67.1 million and $122.9 million, respectively, as compared to $11.2 million and $15.9 million for the comparable periods in 1998. The growth in revenue is attributable to the continued deployment of our network.

     Telecommunications Services. Our telecommunications services costs for the three and six months ended June 30, 1999 were $19.5 million and $38.8 million, respectively, as compared to $6.2 million and $9.0 million for the comparable periods in 1998. The increase in telecommunications services costs for the three and six months ended June 30, 1999 was primarily due to increased costs related to operating and maintaining the network as it is continued to be deployed, as well as the increase in local access costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $10.3 million and $21.4 million, respectively, as compared to $5.7 million and $10.1 million for the same periods in 1998. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel. At June 30, 1999 we had 323 employees as compared to 166 employees at June 30, 1998.

     Depreciation and Amortization. Depreciation and amortization expense for the three and six months ended June 30, 1999 was $14.0 million and $23.9 million, respectively, as compared to $4.8 million and $8.2 million for the comparable periods in 1998. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of our network.

     Interest. Interest expense for the three and six months ended June 30, 1999 was $16.7 million and $34.0 million, respectively, as compared to $8.1 million and $15.5 million for the comparable periods in 1998. The increase was primarily attributable to the interest and related costs associated with the issuance in January 1999 of $200 million aggregate principal amount of 10.375% senior notes due 2009 and Euro 85 million aggregate principal amount of 10.375% senior notes due 2006.

     Interest income for the three and six months ended June 30, 1999 was $4.2 million and $8.0 million, respectively, as compared to $2.6 million and $5.9 million in the comparable periods in 1998. The increase is due to the interest earned through our short-term investments that have grown, due to the proceeds of our financing activities.

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

     Development of our fiber optic network is capital intensive. We have spent approximately $234 million in cash on network capital expenditures through June 30, 1999 and expect to incur an additional $556 million through 2000 in order to complete the build-out of the network and enhance our capacity through the implementation of dense wave multiplexing technology. In addition, as of June 30, 1999, $315 million has been capitalized in connection with long-term fiber lease arrangements and an additional $109 million is expected to be capitalized through 2000 in order to complete the build-out of the network.

     On January 13, 1999, GTS, through its subsidiary GTS Transatlantic Holdings Ltd., entered into an agreement with FLAG Telecom to form a 50/50 joint venture, to be known as FLAG Atlantic Limited, that will build and operate a transoceanic fiber optic link, known as FLAG Atlantic-1 between Europe and the United States. The joint venture will also provide backhaul links from the European landing points of the transoceanic link to Paris and London. By interconnecting to FLAG Atlantic-1, the Company will be able to provide their carrier and Internet service provider customers with high-capacity cable access from major European cities to New York City. The high-capacity fiber optic link will be based on synchronous digital hierarchy and use dense wave division multiplexing technology. GTS is currently in the process of assigning its 50% interest in the FLAG Atlantic Limited joint venture to the Company. Once assigned, the terms of the joint venture require that we (1) invest $100 million for our interest in the venture and (2) purchase capacity on the cable for $150 million. Although these expenditures are payable over a number of years, we may be required to cover these payments by posting a fully cash collateralized letter of credit during the second half of 1999.

     We believe that the net proceeds from the issuance of the 1997 and 1999 senior notes, combined with projected internally generated funds, should be sufficient to fund expected capital expenditures, including payments on the long-term fiber lease arrangements, as well as all Flag Atlantic Limited requirements. However, the actual amount and timing of our future requirements may differ materially from our estimates. In addition, GTS and we are exploring the possibility of including local access assets and operations as part of our network. Any failure to obtain necessary financing may require that we delay or abandon our plans for deploying the remainder of the network and would jeopardize our viability.

     We had a positive working capital of $310.6 million and $154.6 million as of June 30, 1999 and 1998, respectively. We had cash and cash equivalents of $341.8 million and $175.3 million at June 30, 1999 and 1998 respectively. We had $15.1 million and $44.2 million of restricted cash at June 30, 1999 and 1998, respectively. The restricted cash at June 30, 1999 and 1998 primarily represents our obligation to place into escrow the first four scheduled semi-annual interest payments on the 1997 senior notes.

     During the three months ended June 30, 1999, we provided $28.4 million cash for operating activities compared with providing $6.5 million for the comparable period in 1998. During the six months ended June 30, 1999, we provided $0.2 million cash for operating activities compared with using $13.0 million for the comparable period in 1998. Investing activities used cash of $62.0 million and $63.6 million for the three and six months ended June 30, 1999 as compared to using cash of $5.6 million and $3.9 million for the comparable periods in 1998.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. We are designing reporting processes to monitor the potential exposure on an ongoing basis and expect to implement this process by the end of the third quarter of 1999. We have limited our foreign currency exposure by entering into a foreign currency swap agreement. We find it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

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

     Remediation, Prevention and Testing Phase. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998 and began the upgrade, remediation, prevention and testing phases in early 1999. All important upgrades were performed on our systems by the end of the second quarter. The remaining actions include some upgrades on non-critical systems and the installation of the latest Year 2000 patches on certain systems. These are expected to be completed by the end of the third quarter of 1999. Testing will continue through the third and fourth quarters of 1999.

     Assessment of Third Party Compliance. As noted above, we have also undertaken our Year 2000 compliance program to assess and monitor the progress of third party vendors in resolving Year 2000 issues. To ensure the compliance of vendors of hardware and software applications used by us, we are obtaining confirmations from its primary telecommunications vendors, business partners and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions in the Year 2000. We have received responses from approximately 84% of our vendors, including all critical ones. We have not received any responses that indicate material problems that would require our follow-up.

     Worst Case Scenario for the Company. Our worst case scenario would be the failing of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption at some of our operations and would adversely affect our revenues. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at almost all of our sites and expect to install diesel generators in the remaining sites in 1999. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

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

     Costs related to the Year 2000 Issue. We expect that we will incur approximately $0.8 million to complete the assessment, detailed planning, remediation prevention and testing phases, of which approximately $0.4 million has been incurred through June 30, 1999. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of the our debt obligations are denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     We entered into a foreign currency swap agreement in 1998 in order to mitigate its exposure on US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on its foreign exchange exposure.

     The only significant change since December 31, 1998 is the issuance in January 1999 of $200 million 10.375% senior notes due January 15, 2009 which exposes us to changes in interest and foreign exchange rates, and the issuance of Euro 85 million 10.375% senior notes due January 15, 2006 which exposes us to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In June 1999, we issued stock that was not registered under the Securities Act of 1993, as amended, pursuant to the exercise by certain employees of options to purchase 2,967 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     On May 7, 1999, our shareholders had an extraordinary general meeting and unanimously approved the following:

     - The appointment of Mr. Robert J. Amman and Mr. Jan Loeber as members of the Supervisory Board

     - The resignation of Mr. Bruno d'Avanzo and Mr. Mikel Williams as members of the Supervisory Board

     - The appointment of Mr. Jim H. Reynolds as Managing Director of the Company to replace Mr. Loeber (Mr. Loeber became Executive Vice President -- Strategic Planning of GTS)

     - The authorization to execute the issuance of 2,967 shares of our common stock pursuant to the exercise by certain employees of stock options

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

                         DESIGNATION                             DESCRIPTION
                         -----------                             -----------
                               27         -- Financial Data Schedule

     B. Reports on Form 8-K

                        DATE OF REPORT                        SUBJECT OF REPORT
                        --------------                        -----------------
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

Date: August 13, 1999

                               INDEX TO EXHIBITS

            EXHIBIT
              NO.                                        DESCRIPTION
            -------                                      -----------
            Ex. 27               -- Financial Data Schedule