Form 10-Q
period 1999-09-30
HERMES EUROPE RAILTEL B V
filed 1999-11-03
CIK 1047025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                      (COMMISSION FILE NUMBER: 333-37719 )

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     At October 31, 1999, there were outstanding approximately 199,683 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I        Financial Information.......................................     3
Item 1        Financial Statements........................................     3
              Condensed, Consolidated Balance Sheets as of September 30,
                1999 and December 31, 1998................................     4
              Condensed, Consolidated Statements of Operations for the
                three and nine months ended September 30, 1999 and 1998...     5
              Condensed, Consolidated Statements of Cash Flows for the
                three and nine months ended September 30, 1999 and 1998...     6
              Notes to Condensed, Consolidated Financial Statements.......     7
Item 2        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    10
Item 3        Quantitative and Qualitative Disclosure About Market Risk...    14
PART II       Other Information...........................................    15
Item 1        Legal Proceedings...........................................    15
Item 5        Other Information...........................................    15
Item 6        Exhibits and Reports on Form 8-K............................    16
Signatures................................................................    17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of September 30, 1999 and
       December 31, 1998

     Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements

                           HERMES EUROPE RAILTEL B.V.

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)
Current assets
  Cash and cash equivalents.................................   $  309,590        $130,081
  Restricted cash...........................................           --          30,062
  Accounts receivable, net..................................       78,744          48,034
  Due from affiliated companies.............................       30,950           2,164
  Other assets..............................................       56,889          29,810
                                                               ----------        --------
          Total current assets..............................      476,173         240,151
Property and equipment, net.................................      528,487         438,984
Goodwill and intangible assets, net.........................      126,438          50,519
Other non-current assets....................................       11,705          14,456
                                                               ----------        --------
          TOTAL ASSETS......................................   $1,142,803        $744,110
                                                               ==========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................   $   69,724        $ 84,047
  Due to affiliated companies...............................       23,661          15,976
  Deferred income...........................................       63,090          32,255
  Current portion of capital lease obligations..............       20,333          37,135
                                                               ----------        --------
          Total current liabilities.........................      176,808         169,413
  Long-term debt............................................      555,780         265,353
  Long term capital leases..................................      187,898         190,378
  Deferred income...........................................      100,907          34,000
  Other non-current liabilities.............................        1,405          29,259
                                                               ----------        --------
          TOTAL LIABILITIES.................................    1,022,798         688,403
Commitments and contingencies...............................
Minority interest...........................................           --          27,759
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized; 199,683 and 196,716 shares issued and
     outstanding at September 30, 1999 and December 31, 1998
     respectively...........................................      101,518         100,110
  Additional paid-in capital................................      104,180          33,334
  Accumulated other comprehensive loss......................       (3,559)         (1,300)
  Accumulated deficit.......................................      (82,134)       (104,196)
                                                               ----------        --------
          TOTAL SHAREHOLDERS' EQUITY........................      120,005          27,948
                                                               ----------        --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,142,803        $744,110
                                                               ==========        ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................................  $ 90,143   $ 26,997   $213,012   $  42,933
                                                    --------   --------   --------   ---------
Operating costs and expenses:
  Telecommunications services.....................    26,149     13,227     64,913      22,259
  Selling, general and administrative.............    14,536      6,655     35,940      16,747
  Depreciation and amortization...................    18,781      8,725     45,152      18,642
                                                    --------   --------   --------   ---------
                                                      59,466     28,607    146,005      57,648
                                                    --------   --------   --------   ---------
Income (loss) from operations.....................    30,677     (1,610)    67,007     (14,715)
Other income/(expense):
  Interest expense................................   (20,195)    (7,898)   (54,181)    (23,419)
  Foreign currency losses.........................      (653)    (2,561)    (1,183)     (5,227)
  Other, net......................................     7,536      1,368     15,068       7,240
                                                    --------   --------   --------   ---------
                                                     (13,312)    (9,091)   (40,296)    (21,406)
                                                    --------   --------   --------   ---------
Net income (loss) before income taxes.............    17,365    (10,701)    26,711     (36,121)
Income taxes......................................       979      1,819      4,649       1,819
                                                    --------   --------   --------   ---------
Net income (loss).................................  $ 16,386   $(12,520)  $ 22,062   $ (37,940)
                                                    ========   ========   ========   =========
Net income (loss) per share:
  Basic...........................................  $  82.06   $ (65.73)  $ 111.47   $ (199.19)
                                                    ========   ========   ========   =========
  Diluted.........................................  $  81.75   $ (65.73)  $ 110.12   $ (199.19)
                                                    ========   ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   --------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss)...............................  $ 16,386   $(12,520)  $  22,062   $(37,940)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization................    19,394      9,128      47,888     19,666
     Change in value of foreign currency
       instruments................................     7,485     18,016     (25,351)    21,240
     Minority interest............................        --        564         468        604
     Non-cash compensation........................                  468         214        996
     Changes in assets and liabilities:
       Accounts receivable........................    (3,570)    (3,647)    (68,179)   (15,477)
       Deposits...................................    (2,729)    (2,644)     (5,108)    (2,831)
       Accounts payable and accrued expenses......   (10,067)    26,817     (10,576)    28,815
       Other changes in assets and liabilities....    (7,854)    (2,646)     57,809      5,454
                                                    --------   --------   ---------   --------
          Net cash provided by operating
            activities............................    19,045     33,536      19,227     20,527
INVESTING ACTIVITIES
  Purchases of property and equipment.............   (48,304)   (45,102)   (111,443)   (75,946)
  Acquisition, net of cash acquired...............        --         --     (15,667)    13,352
  Other investing activities......................        --       (314)       (446)      (314)
  Restricted cash.................................    15,078     14,755      30,751     28,367
                                                    --------   --------   ---------   --------
          Net cash used in investing activities...   (33,226)   (30,661)    (96,805)   (34,541)
FINANCING ACTIVITIES
  Proceeds from debt..............................        --         --     302,450         --
  Repayments of debt..............................    (9,630)    (2,231)    (26,106)   (12,952)
  Payment of debt issue costs.....................        --         --     (10,164)      (825)
  Net Proceeds from issuance of common stock......        --         --       1,249         --
Due to affiliated companies, net..................    (3,794)    14,769     (21,576)    14,270
                                                    --------   --------   ---------   --------
          Net cash (used in) provided by financing
            activities............................   (13,424)    12,538     245,853        493
Effect of exchange rate changes on cash and cash
  equivalents.....................................    (4,623)    (5,713)     11,234     (5,772)
                                                    --------   --------   ---------   --------
Net (decrease) increase in cash and cash
  equivalents.....................................   (32,228)     9,700     179,509    (19,293)
Cash and cash equivalents at beginning of
  period..........................................   341,818    175,334     130,081    204,327
                                                    --------   --------   ---------   --------
Cash and cash equivalents at end of period........  $309,590   $185,034   $ 309,590   $185,034
                                                    ========   ========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                           HERMES EUROPE RAILTEL B.V.

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL PRESENTATION

     The financial statements of Hermes Europe Railtel B.V. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the operating results for the full year.

     The Company is one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of September 30, 1999, the Company operates a centrally managed fiber optic network (the "Network") in Europe over approximately 15,300 kilometers connecting 24 cities in 10 European countries, with service to the United States provided through capacity leased on transatlantic cables. In addition, the Company operates a Tier 1 Internet backbone network that connects European service providers to the Internet.

     The Company was formed on July 6, 1993 and as of September 30, 1999 was 95.4% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

     For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS Carrier Services, Inc., from 1993 through 1999, of the Company's common shares, that were held by nonaffiliated entities of GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect, through September 30, 1999, of the allocation of the purchase price paid by GTS Carrier Services, Inc. has resulted in goodwill of approximately $95.8 million, which is being amortized on a straight line basis. Goodwill resulting from transactions occurring prior to December 31, 1998, of $24.9 million, is being amortized over five years. Goodwill resulting from transactions occurring in 1999, of $70.9 million, is being amortized over twenty years.

2. POLICIES AND PROCEDURES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", comprehensive income was $16.6 million and $19.8 million for the three and nine months ended September 30, 1999, respectively, and was comprised of net income of $16.4 million and $22.1 million and a foreign currency translation gain and loss of $0.2 million and $2.3 million, respectively, for the three and nine months ended September 30, 1999, respectively. Comprehensive loss was $10.7 million and $36.7 million for the three and nine months ended September 30, 1998, respectively, and was comprised of net losses of $12.5 million and $37.9 million and foreign currency translation income of $1.8 million and $1.2 million for the three and nine months ended September 30, 1998, respectively.

     The Company's net income (loss) per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator of the Company's net income

                           HERMES EUROPE RAILTEL B.V.

(loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income (loss) per share calculation:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
Weighted Average Shares Outstanding................   199,683    190,468    197,911    190,468
Common Stock Equivalents...........................       747         --      2,436         --
                                                     --------   --------   --------   --------
Diluted Shares Outstanding.........................   200,430    190,468    200,347    190,468
                                                     ========   ========   ========   ========

     As of January 1, 1999, the Company adopted the Euro as its functional currency.

     Certain reclassifications have been made to the September 1998 condensed, consolidated financial statements in order to conform to the 1999 presentation.

3. ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone A/S ("Ebone") from the Ebone Holding Association ("EHA") for a purchase price of Euro 35 million. The purchase price was comprised of cash of Euro 15 million and the issuance to EHA of capacity rights on the Network valued at Euro 20 million (the "Rights"). Rights may be applied by members of EHA, in lieu of cash, to the payment of future invoices related to services provided by the Company or Ebone on contracts for services entered into through May 31, 2003. EHA assigned these Rights among its members by October 1, 1999 and once assigned, the Rights are non-transferable.

     The excess of the purchase price over the fair value of the assets acquired of $9.2 million was allocated to goodwill and is being amortized over twenty years.

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

5. CAPITAL LEASE OBLIGATIONS

     During the nine months ended September 30, 1999, in order to expand the Network, the Company entered into contractual commitments to lease fiber pairs, including facilities and maintenance. Based on the

                           HERMES EUROPE RAILTEL B.V.

contract provisions, these commitments are currently estimated to aggregate approximately $51.1 million. The commitments have expected lease terms of ten to eighteen years.

6. RELATED PARTY TRANSACTIONS

     Included in revenues for the three and nine months ended September 30, 1999, respectively, is $12.9 million and $15.4 million of revenue from GTS affiliates. Included in revenues for the three and nine months ended September 30, 1998, respectively, is $0.2 million and $0.5 million of revenue from GTS affiliates.

7. SUBSEQUENT EVENTS

     On October 15, 1999, GTS entered into an exchange agreement with all of the minority interest holders of the Company's common shares and grantees of stock options to purchase common shares of the Company that provides for the acquisition by GTS of their equity interest in the Company. Specifically, the agreement provides that GTS will acquire the respective minority interest holders' common shares in the Company that have been held by them for a period greater than six months based on the current fair market value of the Company on the date of the exchange, as determined by a globally-recognized investment banking firm that is mutually acceptable to the parties to the agreement. The agreement also provides that GTS would issue its common shares to the Company's minority interest holders based on the fair market value, as defined in the exchange agreement, of GTS common shares on the date of the exchange.

     Pursuant to this agreement and effective October 15, 1999, GTS exchanged 5,985,930 of its common shares for 6,565 of the Company's common shares. This transaction resulted in aggregate purchase consideration of approximately $134.2 million and as a result the Company will reflect incremental goodwill of approximately $133.0 million in the fourth quarter of 1999.

     Further, minority interest holders of the Company have additional beneficial ownership rights in the Company's common shares, and stock options to purchase common shares, totaling 3,601 common shares. As stated previously, GTS intends to acquire these Company common shares in the future; however, future acquisitions will be based on future market values of the Company and GTS.

     The Company is currently negotiating a Euro 35 million credit facility with a bank (the "Facility"). The Facility would be structured in three tranches with varying maturities of up to five years. Advances under the Facility would be used to finance the purchase of network assets and equipment and for the issuance of performance or payment guarantees in the ordinary course of business.

     The Company is engaged in an offering to issue approximately Euro 300 million of general unsecured senior notes pursuant to Rule 144A and Regulation S of the Securities Act of 1933. GTS is making a $50.0 million capital contribution to the Company in connection with this offering. The net proceeds of this offering, together with the $50.0 million capital contribution from GTS and existing cash balances, will be applied to purchase a dedicated fiber pair on the FLAG Atlantic-1 transatlantic cable system and related equipment to upgrade its transmission capacity, build intracity fiber networks and data- and Web-hosting centers, expand our network, pursue business development opportunities and for other general corporate purposes.

     A notarial deed amending the Company's articles of association to change the Company's name to Global TeleSystems Europe B.V. was executed on October 22, 1999. The change in the Company's legal name will become effective upon the issuance by the Dutch Ministry of Justice of a declaration of non-objection, which is expected on or about November 18, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations as of September 30, 1999 and 1998 and for the three and nine months ended September 30, 1999 and 1998 and of certain factors that management believes are likely to affect our prospective financial condition. The following discussion should be read in conjunction with our Condensed, Consolidated Financial Statements and the notes related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected network demand, (ii) future revenues and costs and (iii) changes in our competitive environment, contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition and our need for additional financing. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

OVERVIEW

     We are one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of September 30, 1999, we operate a centrally managed fiber optic network in Europe over approximately 15,300 kilometers connecting 24 cities in 10 European countries, with service to the United States provided through capacity leased on transatlantic cables. On September 24, 1998, we acquired a 75% interest in Ebone A/S ("Ebone"). Ebone operates a Tier 1 Internet backbone network that connects European service providers to the Internet. We purchased the remaining 25% interest on May 25, 1999. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

     Revenue. Our consolidated revenues for the three and nine months ended September 30, 1999 were $90.1 million and $213.0 million, respectively, as compared to $27.0 million and $42.9 million for the comparable periods in 1998. The growth in revenue is attributable to the continued deployment of our network.

     Telecommunications Services. Our telecommunications services costs for the three and nine months ended September 30, 1999 were $26.1 million and $64.9 million, respectively, as compared to $13.2 million and $22.3 million for the comparable periods in 1998. The increase in telecommunications services costs for the three and nine months ended September 30, 1999 was primarily due to increased costs related to operating and maintaining the network as it continues to be deployed, as well as the increase in local access costs, which directly corresponds to the increase in revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $14.5 million and $35.9 million, respectively, as compared to $6.7 million and $16.7 million for the same periods in 1998. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel. At September 30, 1999 we had 380 employees as compared to 208 employees at September 30, 1998.

     Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended September 30, 1999 was $18.8 million and $45.2 million, respectively, as compared to $8.7 million and $18.6 million for the comparable periods in 1998. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of our network, as well as goodwill amortization attributable to the push down accounting.

     Interest. Interest expense for the three and nine months ended September 30, 1999 was $20.2 million and $54.2 million, respectively, as compared to $7.9 million and $23.4 million for the comparable periods in 1998. The increase was primarily attributable to the interest and related costs associated with the issuance in January 1999 of $200 million aggregate principal amount of 10.375% senior notes due 2009 ("Senior Notes due 2009) and Euro 85 million aggregate principal amount of 10.375% senior notes due 2006 ("Senior Notes due 2006").

     Interest income for the three and nine months ended September 30, 1999 was $7.5 million and $15.5 million, respectively, as compared to $1.9 million and $7.8 million in the comparable periods in 1998. The increase is due to the interest earned through our short-term investments that have increased as a result of the investment of the proceeds from the issuance of the Senior Notes due 2009 and the Senior Notes due 2006.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of our funding through September 30 1999, have been net proceeds of $251.3 million from the issuance in 1997 of the $265 million aggregate principal amount of 11.5% senior notes in 1997 ("Senior Notes due 2007"), net proceeds of $289.3 million from the issuance in January 1999 of the Senior Notes due 2009 and Senior Notes due 2006 and cash equity contributions of $103.2 million in 1997. The Senior Notes due 2009 and the Senior Notes due 2006 are general unsecured obligations and have substantially the same terms as the Senior Notes due 2007.

     We are currently engaged in an offering in which we expect to issue approximately Euro 300 million of general unsecured senior notes (the "Notes"). The terms of the Notes will be substantially similar to the Senior Notes due 2007, the Senior Notes due 2006 and the Senior Notes due 2009. GTS has agreed to make a $50.0 million capital contribution to us in connection with the offering of the Notes. In addition, we are currently evaluating entering into, through a wholly owned subsidiary, a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of up to approximately $750 million in the first quarter of 2000. It is currently contemplated that borrowings under the New Credit Facility would be structurally senior to the Senior Notes due 2007, the Senior Notes due 2006, the Senior Notes due 2009 and the Notes.

     Development of our fiber optic network has been capital intensive. We currently expect that we will incur, in the fourth quarter of 1999 through December 31, 2000, between $750 million to $850 million in capital expenditures, including capital lease obligations, to expand the reach and capacity of our network, construct intracity fiber networks and data- and Web-hosting centers in our target metropolitan markets and purchase a dedicated fiber pair on the FLAG Atlantic-1 transatlantic cable system and related equipment to upgrade its capacity. We believe that the net proceeds from the issuance of the Notes, combined with existing cash balances, the $50 million GTS capital contribution and our projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require that we delay or abandon our plans for expanding the reach and capacity of our network, constructing our planned intracity fiber networks and data- and Web-hosting centers and purchasing a dedicated fiber pair on the FLAG Atlantic-1 transatlantic cable system and related equipment to upgrade its capacity and could jeopardize our viability.

     We had positive working capital of $299.4 million and $70.7 million as of September 30, 1999 and December 31, 1998, respectively. We had cash and cash equivalents of $309.6 million and $130.1 million at September 30, 1999 and December 31, 1998 respectively. We did not have restricted cash as of September 30, 1999. We had $30.1 million of restricted cash at December 31, 1998. The restricted cash at December 31, 1998 primarily represented our obligation to place into escrow the first four scheduled semi-annual interest payments on the 1997 senior notes. The final escrow interest payment of $15.1 million on the Senior Notes due 2007 was made in August 1999.

     During the three months and nine months ended September 30, 1999, operating activities provided cash of $19.0 million and $19.2 million, respectively, and provided $33.5 million and $20.5 million, respectively, for the comparable period in 1998. Investing activities used cash of $33.2 million and $96.8 million for the three and nine months ended September 30, 1999 as compared to using cash of $30.7 million and $34.5 million for the comparable periods in 1998.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We continuously evaluate the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. We have designed reporting processes to monitor the potential exposure on an ongoing basis. We have limited our foreign currency exposure by entering into a foreign currency swap agreement. We find it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

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

     Issues Posed by the Year 2000 Issue. We are exposed to the Year 2000 issue in a number of ways. Among other things, the Year 2000 issue might affect our:
(i) computer hardware and software; (ii) telecommunications equipment and other systems with embedded logic (among other things, this includes our fire detection, access control systems, heating, ventilation and air conditioning, and uninterruptible power supply) (iii) operating partners and organizations upon which we are dependent; (iv) local access connections, upon which we are dependent; and (v) supply chain.

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

     Remediation, Prevention and Testing Phase. Based on those resources identified in the assessment phase, we developed a detailed plan in the fourth quarter of 1998, that was followed by an upgrade, remediation, prevention and testing phases in early 1999. All important upgrades were performed on our systems by the end of the second quarter. The remaining actions, including some upgrades on non-critical systems and the installation of the latest Year 2000 patches on certain systems, were completed by the end of the third quarter of 1999. Testing will continue through the fourth quarter of 1999.

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

     Worst Case Scenario for the Company. Our worst case scenario would be the failure of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors. These cases would create business interruption of our operations and would adversely affect our revenues. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at almost all of our sites and expect to install diesel generators in the remaining sites in 1999. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Contingency Plans. We have developed a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunications providers at reasonable terms.

     Costs related to the Year 2000 Issue. We expect that we will incur approximately $0.8 million to complete the assessment, detailed planning, redemption prevention and testing phases, including costs to be incurred in our Crisis Command Center, of which approximately $0.6 million has been incurred through September 30, 1999. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems, as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, there can be no assurance that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

     Crisis Command Center. We expect to operate a twenty-four hour Crisis Command Center beginning December 30, 1999 to assist in the detection of problems and to facilitate internal and external communication. It is anticipated that the Crisis Command Center will remain open until at least January 7, 2000.

     Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the redemption or prevention phases or our failure to fully implement the planning or redemption phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition.

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

     We have significant operations within the European Union including many of the countries that have adopted the Euro. We continue to evaluate the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers. Moreover, we have evaluated our ability to update our information systems to accommodate the adoption of the Euro and we do not expect to incur material costs in the updating of such systems. In addition, we cannot accurately predict the impact the Euro will have on currency exchange rates or on our currency exchange risk.

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

     The only significant change since December 31, 1998 is the issuance in January 1999 of the Senior Notes due 2006 which exposes us to changes in interest rates, and the Senior Notes due 2009 which exposes us to changes in interest and foreign exchange rates. The Notes will also expose us to changes in interest and foreign exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Interactive Communications Services (ICS) has brought a claim against our wholly owned subsidiary, GTS Carrier Services (Ireland) Limited, for damages alleged to exceed Euro 2.9 million. Proceedings were issued on October 11, 1999 and a detailed claim has not yet been served. ICS has obtained an injunction preventing GTS Carrier Services (Ireland) Limited from suspending or terminating certain telecommunications services provided to ICS. However, the injunction was discharged on October 26, 1999, because ICS failed to pay L267,000 to GTS Carrier Services (Ireland) Limited, which was a condition for the injunction to remain in place. From evidence before the court connection with that injunction, it appears that ICS's damages claim relates to an alleged breach of contract in GTS Carrier Services (Ireland) Limited not commissioning or connecting telecommunications circuits as quickly as ICS claims GTS Carrier Services (Ireland) Limited was contracted to do. We believe that ICS's claim is without merit.

     On March 26, 1999, we opposed the license fee imposed by the French regulator as, among other things, contrary to Article 11 of EC Directive 97/13 which requires license fees to cover only the administrative cost of managing the license. On September 23, 1999 the French regulator informed us that they rejected our position. We intend to bring the matter before the French administrative tribunal. Under French law, we would not be required to pay the license fee and the French regulator does not have the right to terminate our license until such time as a ruling by the French administrative tribunal is issued. If our claim is rejected in a final non-appealable judgment, we will be required to pay our license fee in France.

     Based on the information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 5. OTHER INFORMATION

     See Note 7 to our unaudited Condensed, Consolidated Financial Statements included in this report.

     In order to reinforce our position as the leading provider of managed bandwidth and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers, we have announced the following initiatives designed to extend our network closer to our customers and offer new and enhanced services:

     - Develop City Enterprise Networks. In order to offer end-to-end transmission services to our carrier and other bandwidth-intensive customers, we intend to build intracity fiber networks or City Enterprise Networks in major European cities. In September 1999, through subsidiaries, our parent GTS began commercial operation of a City Enterprise Network in Berlin and completed operational testing of a City Enterprise Network in Paris. We expect to have deployed intracity fiber networks in twelve additional cities by year-end 2001. The following are cities in which we plan to build City Enterprise Networks:

            - Geneva
            - Frankfurt
            - London
            - Amsterdam
            - Madrid
            - Milan

       We are also evaluating construction of City Enterprise Networks in the following additional cites:

            - Stockholm
            - Brussels
            - Zurich
            - Vienna
            - Munich
            - Barcelona
            - Stuttgart
            - Dusseldorf

            Each City Enterprise Network will be designed to connect, within a city, the major telecommunications transmission centers, including points of presence on our network, points of presence of our affiliates in such city, telehouses, Internet protocol exchange points and, where economically feasible our existing customers' points of presence in that city. This will allow us to reach our customers without relying on third-party local access providers.

     - Expand and enhance the transatlantic capacity of our network. We currently lease transatlantic capacity from third parties. We are investing in our own transatlantic capacity infrastructure through the acquisition of a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. By owning this fiber pair, we will acquire capacity of 70 gigabits per second upgradeable up to a maximum of 400 gigabits per second of fully protected capacity from the New York City area directly to our European network. We expect to commence service on this fiber pair in the first quarter of 2001. In addition, we are planning to enter into arrangements to obtain network capacity connecting several key U.S. markets by the end of 2000.

     - Open Data- and Web-hosting centers. We intend to open data- and Web-hosting centers in London, Amsterdam, Frankfurt and Paris, each containing in excess of 25,000 square feet. Our data- and Web-hosting center in London is expected to be operational by year-end 1999, with the remaining three centers scheduled to be operational by mid-2000. These centers are a natural extension of our strategy to meet the end-to-end needs of customers in the Internet- and multimedia-related segments of our target markets in Europe.

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

                                            HERMES EUROPE RAILTEL B.V.
                                            (Registrant)

                                            By: /s/ MIKEL WILLIAMS
                                            ------------------------------------
                                            Name: Mikel Williams
                                            Title: Acting Vice President --
                                               Chief Financial Officer
                                               (Principal Financial and
                                                   Accounting Officer)

Date: November 3, 1999

                               INDEX TO EXHIBITS

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
           27            Financial Data Schedule