Form 10-K405
period 1999-12-31
GLOBAL TELESYSTEMS EUROPE B V
filed 2000-03-22
CIK 1047025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:

                                 ---------------

                         GLOBAL TELESYSTEMS EUROPE B.V.
             (Exact name of registrant as specified in its charter)

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

                                 ---------------

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

        On February 15, 2000, there were outstanding 200,316 shares of Common Stock of Global TeleSystems Europe B.V. There is no established market for the registrant's voting stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. There are no shares held by non-affiliates.

        ITEM OF FORM 10-K                 DOCUMENT INCORPORATED BY REFERENCE
        ------------------                ----------------------------------
        Part IV, Item 14(c)                             Exhibits

================================================================================

                         GLOBAL TELESYSTEMS EUROPE B.V.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

                                                                                                     PAGE
                                                                                                     ----
Item 1.    Business................................................................................    1
Item 2.    Properties..............................................................................   25
Item 3.    Legal Proceedings.......................................................................   25
Item 4.    Submission of Matters to a Vote of Security Holders.....................................   26

                                    PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters..................   26
Item 6.    Selected Financial Data.................................................................   27
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................................   28
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...............................   31
Item 8.    Financial Statements and Supplementary Information for the Company......................   32
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure..............................................................................   46

                                    PART III

Item 10.   Directors and Executive Officers of the Company.........................................   46
Item 11.   Executive Compensation..................................................................   48
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................   52
Item 13.   Certain Relationships and Related Transactions..........................................   52

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   52
Signatures.........................................................................................   56

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        We are one of the leading European providers of managed bandwidth and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. We operate the largest centrally managed fiber optic network in Europe over which we offer a broad and sophisticated range of services. In addition, we operate a Tier-1 Internet backbone network that connects European Internet service providers to the Internet. We believe our early entry into the market, supported by the reach of our high capacity network, a low cost position and our focus on building strategic relationships with our customers, has allowed us to create sustainable advantages in a large and growing market.

        At December 31, 1999, we had 105 customers under contract for service on our network. At December 31, 1999, our customers were contractually obligated to pay us an aggregate of approximately $635.0 million for future services, provided we perform in accordance with contractual specifications. This amount is inclusive of amounts included in deferred revenue.

       Our network, which covers approximately 17,000 kilometers connecting 29 cities in 12 European countries, reaches a substantial portion of our targeted customer base. We expect our network to extend approximately 25,000 kilometers with points of presence in approximately 20 European countries by the end of 2000. Thereafter, additional points of presence will be added to our network as warranted by customer demand. We also provide services that connect Europe to the United States in order to address a significant portion of the market growth which is Internet and Internet protocol related. This service is currently provided through capacity leased from third parties. In December, 1999, we purchased a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. We expect to begin offering unprotected services in the first quarter of 2001 and fully protected services in the second quarter of 2001 over this fiber pair. By owning this fiber pair, we will acquire capacity of 70 gigabits per second, upgradeable to a maximum capacity of 400 gigabits per second of fully protected capacity connecting the New York City area to our European network. In order to meet and support the continuous increase in bandwidth requirements of our current and future customers, we are upgrading transmission equipment on our fiber optic network that uses dense wavelength division multiplexing technology to substantially increase our network's transmission capacity. In addition, we intend to develop an additional ring on our network connecting the core cities of London, Paris, Amsterdam, Frankfurt, Dusseldorf and Brussels with cable duct that will accommodate up to 144 fibers. We also plan to install transmission equipment on a second, currently installed fiber pair on a number of routes in our network to expand the transmission capacity of those routes.

        Dense wavelength division multiplexing, or DWDM, is a technology that allows transmission of multiple waves of light over a single fiber optic strand, thereby increasing network capacity. By using current dense wavelength division multiplexing technology, we are currently able to derive up to 40 wavelengths per fiber optic pair, each wavelength with a capacity of 2.5 gigabits per second, for a total capacity of 100 gigabits per second over a single fiber optic strand. By year-end 2000, we expect to be able to derive up to 96 wavelengths per fiber optic pair, each wavelength with a capacity of 10 gigabits per second, for a total capacity of 960 gigabits per second over a single fiber optic strand, or nearly 1 terabit (or 1 trillion bits) per second.

        We began providing services to our customers in November 1996. We believe that our early entry into the European carriers' carrier market has provided us with several competitive advantages over other providers of telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. We believe we are a pioneer in Europe in fiber optic network deployment and service development. We have established long-term contracts with telecommunications carriers, Internet service providers and other bandwidth-intensive customers in some instances capturing some of the new customers in some of the most rapidly growing market segments. In many cases, by providing mission-critical value-added solutions to our customers we seek to establish ourselves as their strategic partner. This degree of integration in our customers' operations has often provided us with the opportunity to introduce and implement additional products and services with the customer, thereby enabling us to further penetrate our customer base. As a result of our strong position in the European telecommunications market, we have been able to attract and retain a talented, multi-cultural, highly skilled workforce specialized in our leading-edge technological industry.

         Our customers include:

                  o European incumbent telecommunications operators

                  o alternative carriers

                  o voice resellers

                  o international carriers

                  o national Internet service providers

                  o multinational Internet service providers

                  o value added network service providers

                  o Web-centric and media-centric companies

        We believe that cross-border transmission capacity will increasingly be used to transport data as the volume of data traffic will substantially exceed voice traffic. This trend is being driven by the rapid growth of the Internet and other data-intensive applications, such as electronic commerce, application hosting, video-conferencing and multimedia applications, that require high-quality and cost-effective transmission capacity.

        We intend to continue to participate in this rapidly growing market by providing comprehensive telecommunications transport services to established and emerging telecommunications carriers, Internet service providers and other bandwidth-intensive customers. Since we are providing for a significant amount of redundancy in the construction of our network, we expect to be able to satisfy increasing capacity demands from our customers by placing into service additional fiber pairs as well as implementing dense wavelength division multiplexing upgrades on our network. We believe that our customers will increasingly demand Internet or Internet protocol based services such as Internet access, Web-hosting and data management services in order to participate in the expected growth of data communication and the Internet. In order to reinforce our leadership position, we will continue to add new services on our network and sell our services in additional markets throughout Europe. We also intend to invest in additional infrastructure that can further lower our costs.

OUR STRATEGY

        Our goals are to reinforce our position as Europe's leading independent provider of managed bandwidth and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers and, taking advantage of our leadership position, capture additional revenues by extending our network closer to our customers and providing new and enhanced services. The key elements of our strategy for achieving these goals are to:

        o Maintain our leadership position by delivering services which leverage our low cost position. We intend to continue to leverage our position as a low-cost provider of flexible and high capacity products and services. We have planned and implemented our network development to ensure that we have a supply of capacity adequate to meet our customers' demands and have reduced our cost basis by investing in new technologies. We have priced our capacity to capture market share and to fulfill an increasing demand for bandwidth. We believe that by making available increased supplies of capacity at appropriate prices, we can sustain attractive margins over an expanding capacity base even as more competitors enter the market.

        o Build on our experience as a first mover in the European carriers' carrier market to further penetrate our existing customer base and expand our service portfolio. We are the first European company to operate a centrally managed pan-European fiber optic network. Since we began offering service on our network, we have developed a significant customer base encompassing over 150 telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As a result of being first in the market, we have gained significant experience in how to tailor our service offering to meet our customers' rapidly evolving needs and have developed service innovations. By providing mission-critical value added solutions to our customers, we seek to establish ourselves as their strategic partner. We will seek to further penetrate our customer base and strengthen our customer relationships by continuing to develop service innovations that enable us to deliver the lowest cost and highest quality transport service for our customers. Our managed gigabit network is a service that we recently introduced that we believe shows our commitment to being at the forefront of innovations among European providers of bandwidth services.

        o Capitalizing on the experience of our management and workforce. We have assembled and will continue to build a management team and highly skilled workforce with significant expertise in the design, engineering, construction, operation, maintenance and enhancement of fiber optic network. Due to our early entry in the European bandwidth services market, our workforce has gained extensive experience in marketing, selling, configuring and providing customer support for the tailored solutions that we offer our customers. We intend to build on this experience and expertise in order to develop new and enhanced products and services that enable us to strengthen our customer relationships and generate additional revenues.

        o Focus on bandwidth-intensive customers. We intend to continue to focus on providing high-quality telecommunications services to carriers, Internet service providers and other bandwidth-intensive customers to enable these operators to more successfully meet the needs of their own end-user customers. We believe this should enable us to provide superior customer service while avoiding investments in billing and related systems and general administrative costs associated with retail operations. In addition, we intend to continue to focus on emerging data-centric companies that require large amounts of bandwidth to service their end-user customers. These types of customers include broadband multimedia providers such as UPC's chello broadband, content providers such as motion picture studios and broadcasters, Internet applications providers such as portals and electronic commerce companies, and emerging data transmission providers such as wireless operators. The Internet and the general acceptance of Internet protocol as a worldwide transmission standard are fostering the emergence of these new market segments.

        o Continue to invest in the reach and capacity of our network. We will continue to invest in our network to expand its geographic reach and capacity in order to ensure that we can accommodate our customers' future capacity requirements. We are continuing to build our network by extending its coverage to include approximately 25,000 kilometers across Europe by the end of 2000. We are continuing to deploy dense wavelength division multiplexing technology that will permit significant enhancement of our network's transmission capacity and will allow us to upgrade the capacity, reliability and efficiency of the network in the future. The capacity of our network is currently 40 wavelengths per fiber optic pair, each wavelength with a capacity of 2.5 gigabits per second, or a total capacity of 100 gigabits per second on the majority of our routes. We intend to install additional upgrades to further increase our network's capacity in 2000. When introduced, these upgrades are expected to increase the capacity of a single fiber pair to 96 wavelengths per fiber optic pair, each wavelength with a capacity of 10 gigabits per second, or a total capacity of 960 gigabits per second. In addition, we intend to develop an additional ring on our network connecting the core cities of London, Paris, Amsterdam, Frankfurt, Dusseldorf and Brussels with cable duct that will accommodate up to 144 fibers. We also plan to install transmission equipment on a second, currently installed fiber pair on a number of routes in our network to expand the transmission capacity of those routes.

        o Extend our network closer to our customers and offer new and enhanced services.

        o Develop City Enterprise Networks. In order to offer true end-to-end transmission services to our carrier and other bandwidth intensive customers, we intend to build intracity fiber networks, called City Enterprise Networks, in major European cities. Through us and other subsidiaries, our parent GTS currently operates five such networks, in Paris, Budapest, Prague, Berlin and Geneva. We expect to have deployed intracity fiber networks in eight additional cities by the end of 2000. Each City Enterprise Network will be designed to connect, within a city, the major telecommunications transmission centers, including points of presence on our network, points of presence of our affiliates in such city, telehouses, Internet protocol exchange points and, where economically feasible our existing customers' points of presence in that city. This will allow us to reach our customers without relying on third-party local access providers. We expect an increase in service quality and higher margins as traffic will be managed on-net end-to-end, leading to an enhanced competitiveness of our service portfolio.

        o Expand and enhance the transatlantic capacity of our network. We believe that a large portion of our market growth will come in the form of Internet protocol-based data and voice services. We currently lease transatlantic capacity from third parties. Because a majority of Internet protocol traffic originates in the United States, we have acquired a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. By owning this fiber pair, we will acquire capacity of 70 gigabits per second upgradeable up to a maximum of 400 gigabits per second of fully protected capacity from the New York City area directly to our European network. We believe that owning a large volume of transatlantic capacity to and from the United States will enhance our competitive low cost position in Europe while extending our network to the United States at favorable prices. In addition, in order to maintain and reinforce our strong market position in the increasingly global carriers' carrier market and data-centric market, we are planning to enter into arrangements to obtain network capacity connecting several key U.S. markets by the end of 2000.

        o Capitalize on demand for Web-based services and products. We intend to capitalize on the trend of companies seeking to outsource their critical business applications and integrate Web-based services and products into their marketing efforts by aggressively developing data- and Web-hosting centers in key cities in Europe. We intend to open data- and Web-hosting centers in up to 13 major European cities by year-end 2001. By mid-2000, we expect to establish data- and Web-hosting capability in London, Amsterdam, Frankfurt and Paris. These centers are a natural extension of our strategy to meet the end-to-end needs of the Web- and media-centric content and application providers who are leading the rapid growth of the Internet- and multimedia-related segments of our target markets in Europe. In addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their electronic commerce activities and provide peering arrangements.

OUR SERVICES

        We offer our customers high-quality transmission services and extended network capabilities at competitive prices. The diverse services we offer reflect the complex and dynamic nature of the carrier market and the rapidly evolving Web-centric market. We have developed a broad range of services that vary in technology (synchronous digital hierarchy, dense wavelength division multiplexing, Internet protocol), configuration (point-to-point, ring, virtual network services), quality requirements and geographical reach (domestic, pan-European, transatlantic services). Service innovation and the ability to package and price services flexibly have allowed us to serve the needs of our customers effectively.

        Our service offering has the following competitive advantages:

          o Tailored solutions. We have significant experience in tailoring highly customized contract terms and volume discounts that allow our customers to select varying capacity, access, guaranteed availability and contract terms.

          o High capacity cross-border network facilities. Our dense wavelength division multiplexing network provides high capacity cross-border network facilities without requiring customers to invest in network infrastructure or to be constrained by a narrow range of capacity offerings.

          o Diverse routing. The fiber optic network's diverse, redundant routes are designed to allow us to provide strong performance commitments. On most routes the fiber optic network performed at over 99.9% availability.

          o Cost reduction through advanced technology. We have substantially reduced our unit cost by increasing the available capacity on a fiber pair and deploying advanced dense wavelength division multiplexing technology on the majority of our routes.

          o Uniform network architecture. The uniform technology of our international managed transmission network allows us to provide a better quality and reliability of service as well as uniformity of features throughout our fiber optic network.

        In addition to providing sophisticated and flexible value-added services, we intend to quickly and efficiently deploy our network presence wherever our current and future customers need to originate and/or terminate traffic. This has led to the rapid expansion of our network throughout Europe, as well as to our purchase of transatlantic transmission capacity.

        We continue to focus on maintaining a low-cost position for our evolving services in our network deployment efforts. Through the increase in available capacity on a fiber pair and through advances in dense wavelength division multiplexing technology, we have substantially reduced our unit cost since we began operations.

MANAGED BANDWIDTH SERVICES

        We primarily provide large capacity cross-border European and transatlantic services over an integrated, managed network. Our network, based on dense wavelength division multiplexing and synchronous digital hierarchy technology, provides digital transmission capability upon which a broad range of advanced applications may be built. Our network offers network availability, flexibility, reliability and bandwidth speeds not widely available for transport of telecommunications traffic across national borders in Western Europe. Our network is designed to provide customers with a wide variety of bandwidth speeds, ranging from a data transmission rate of 2 megabits per second to a data transmission rate of 2.5 gigabits per second. Access to our network allows our customers to rapidly enter the markets they are targeting while benefitting from the low unit cost that our network provides.

        Tailored to meet the diverse requirements of several customer segments, our services include two classes of outsourcing levels. First, our unprotected ring services provide diversely routed paths on which customers deploy their own termination equipment and perform protection schemes themselves. Second, our protected services provide self-healing point-to-point links managed end-to-end by us. Depending on the customer's bandwidth and application requirements, these two classes of bandwidth services run on two underlying technologies: either synchronous digital hierarchy technology over dense wavelength division multiplexing (for speeds ranging from 2 megabits per second to 155 megabits per second) or directly on dense wavelength division multiplexing (for speeds ranging from 155 megabits per second to 2.5 gigabits per second).

        Services using synchronous digital hierarchy technology may include local access capacity between our network point of presence and the customer's point of presence, depending on customer requirements, due to our numerous agreements with local access providers.

        Services using dense wavelength division multiplexing technology are delivered on a standard basis at our point of presence. On a special project basis and shortly through our City Enterprise Network, dense wavelength division multiplexing services may be expanded to the customer's point of presence.

DIVERSELY ROUTED RING SERVICES

        Many medium to large carriers and operators purchase network capacity in excess of actual requirements and prefer to have control over the physical configuration of their networks. This service connects multiple customer locations with diverse routed paths in a ring configuration. Through its own termination equipment, the customer has full control of its different traffic flows. Configuration changes can be made directly by the customer at any time without our involvement. This gives the customer the opportunity to optimize its usage of the available ring bandwidth based on the volume requirements of its individual applications.

        These services are available at speeds of 45 and 155 megabits per second using synchronous digital hierarchy over dense wavelength division multiplexing technology as well as directly on dense wavelength division multiplexing technology at speeds of 2.5 gigabits per second which is expected to be upgraded to 10 gigabits per second in 2000.

PROTECTED SERVICES

        Our protected services offer domestic and international point-to-point transmission capacity across our pan-European network. Our services are designed with a stand-by capacity on our network, fully-dedicated to protecting the working bandwidth. As a result, the customer avoids having to provide for the redundancy of its traffic, as it would for unprotected services. We therefore manage the end-to-end bandwidth reliability of the customer's circuit. We offer customers service level agreements with service guarantees appropriate for mission-critical applications These guarantees cover on-time service delivery and service availability.

        Due to the availability of a broad range of bandwidths, its attractive pricing structure and the quality of service guarantees it offers, we believe this service is a significant improvement to international private leased circuits. These services are available in bandwidths from 2 megabits per second to multiples of 140 megabits per second or 155 megabits per second using synchronous digital hierarchy over dense wavelength division multiplexing technology. A similar service running directly on dense wavelength division multiplexing technology is currently under development.

        Our existing transatlantic capacity allows us to provide, manage and maintain end-to-end bandwidth requirements of our customers between the New York City area and any points of presence on our network in Europe at data transmission rates of 34 megabits per second, 45 megabits per second and 155 megabits per second.

INTERNET PROTOCOL TRANSIT SERVICES

        The current and future growth in the Internet has a significant impact on the carrier business. In addition to increasing the amount of data that is being transported across borders, the Internet influences the transport technologies, the traffic patterns and the segments that require carrier-like services.

        Through our GTS Ebone brand name, we offer to Internet service providers, value added network service providers, multimedia providers and Web-hosting companies a carriers'-grade Internet access service with the following significant features:

          o Reliable access to Internet service throughout Europe and the United States, which is made possible by maintaining multiple relationships with different Tier-1 Internet backbone providers, both in the United States as well as in Europe;

          o A network consisting of interconnecting rings and based on dense wavelength division multiplexing technology, which ensures an ample supply of bandwidth;

          o Access to one of the largest installed bases of Internet service providers in Europe;

          o Access to other Internet networks through peering arrangements with Tier-1 Internet backbones in Europe and in the United States; and

          o Access speeds ranging from 2 megabits per second to 2.5 gigabits per second.

          We offer two types of GTS Ebone services:

          o Ebone Global Carrier Services, which provides general purpose, congestion free access to the worldwide Internet; and

          o Ebone Europe Carrier Services, which is focused on low delay, high performance access to the European domain of the worldwide Internet.

        In addition, we are using optical Internet protocol technology to offer in Europe real-time Internet protocol performance that is needed by Internet protocol operators and by providers of voice, fax and video-over-Internet-protocol services. GTS Ebone Europe Services is the first of a series of future services to fully benefit from the performance offered by optical Internet technology.

PLANNED INITIATIVES

TRANSATLANTIC EXPANSION OF OUR NETWORK

        We currently provide connectivity between Europe to the United States through capacity leased from third parties. In January 1999, a subsidiary of GTS, our parent, entered into an agreement with FLAG Telecom, to establish a 50/50 joint venture to build and operate the world's first transatlantic dual cable system designed to carry voice, high-speed data and video traffic at data transmission rates of up to 2.4 terabits per second. The joint venture has announced that this high-capacity fiber optic link between Europe and the United States, which is called FLAG Atlantic-1, is expected to begin offering unprotected services in the first quarter of 2001 and fully protected services in the second quarter of 2001. The joint venture plans to offer a direct link between the New York City area, London and Paris.

        On October 13, 1999, GTS announced that it has committed to purchase one dedicated fiber pair on FLAG Atlantic-1. We purchased this fiber pair from GTS in December 1999. By owning this fiber pair, we will acquire capacity of 70 gigabits per second upgradeable to a maximum capacity of 400 gigabits per second of fully protected capacity (or 800 gigabits per second of unprotected capacity) from the New York City area directly to our network in Europe. This supply of capacity will allow us to accommodate the growing volume of transatlantic traffic at a competitive low cost base. We expect to commence service on our fiber pair at the same time that FLAG Atlantic-1 begins offering services.

        Finally, we have identified the need to be able to offer services beyond the New York City area, our current point of presence in the United States. We therefore expect to lease substantial network capacity connecting several key U.S. markets by the end of 2000.

CITY ENTERPRISE NETWORKS

        In order to originate and/or terminate our transmission services closer to our customers, we intend to build intracity fiber networks, called City Enterprise Networks, in major European cities. Each City Enterprise Network will, subject to regulatory constraints and market conditions, consist of up to 144 fiber pairs in underground ducts that we will buy, lease or lay. We believe this high number of fiber pairs is justified by the economies of the short-distance environment of city centers and the higher numbers of connection points to link customers to the network. We also expect to install dense wavelength division multiplexing equipment to enhance the efficiency of the City Enterprise Networks.

        Each City Enterprise Network will typically connect, within a city, the major telecommunications transmission centers, including, points of presence of our network in such city, points of presence of our affiliates in such city, telehouses, Internet protocol exchange points and, where economically feasible, points of presence of our existing customers in such city.

        Relying on our own local infrastructure in key cities through our City Enterprise Networks will allow us to reduce operating expenses (by avoiding or reducing our payments to local access providers) and to enhance the robustness of our network (through end-to-end network management and compatibility of the City Enterprise Networks with our existing network). Such fully integrated network of intracity and intercity connectivity will, we believe, appeal to our customers in need of managed bandwidth services. We also plan to introduce wavelength services, also known as optical sub-networks during the build-out of our City Enterprise Networks. In addition, we plan to add fiber "sub-rings" to the core of our City Enterprise Networks to extend our geographic reach. We will also connect our data- and Web-hosting centers to the initial core rings. By offering co-location and data- and Web-hosting capabilities as a bundled product with our broadband network capabilities, we intend to attract Web-centric and media-centric companies to our network without procuring expensive services from local access providers.

        Through us and other subsidiaries, our parent GTS currently operates City Enterprise Networks in Berlin, Paris, Budapest, Prague and Geneva. We do not currently expect to own or operate the City Enterprise Networks in Paris, Berlin, Prague or Budapest. Therefore, we may in the future purchase local connectivity on those City Enterprise Networks for resale to our customers. We have accelerated our rollout plans and we expect to have City Enterprise Networks operational in the following eight additional cities by mid-year 2000:

          o     Stockholm
          o     Frankfurt
          o     London
          o     Amsterdam
          o     Madrid
          o     Vienna
          o     Milan
          o     Zurich

     We are also evaluating construction of City Enterprise Networks in the following additional cities:

          o     Brussels
          o     Munich
          o     Barcelona
          o     Stuttgart
          o     Dusseldorf

     Our intracity network rings in Western Europe will eventually connect customers at data transmission rates of up to 2.5 gigabits per second.

DATA AND WEB-HOSTING CENTERS

     Our strategy is to strengthen our offering of Internet protocol transit services by deploying, or arranging for capacity at, data- and Web-hosting centers near key public Internet exchange points. This will establish the necessary capability to undertake data- and Web-hosting services and facilitate electronic commerce solutions. This capability will allow us to meet the end-to-end needs of the providers of Web and media-centric content and applications that are leading the rapid growth of the Internet and multimedia related segments of our target markets in Europe. Thus, in addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their e-business activities and provide peering arrangements.

     By mid-2000, we expect to establish data- and Web-hosting capacity in London, Frankfurt, Paris and Amsterdam. We intend to construct, or arrange for capacity at, up to nine additional data- and Web-hosting centers during the next two years. These facilities will be specifically designed or selected to offer high-speed access to our network and provide co-location, dedicated and shared data- and Web-hosting services.

     Additional benefits of the data- and Web-hosting centers include:

          o providing Internet service providers with telehousing and managed services for their Internet protocol routers and servers;

          o providing an NT or UNIX based server, allowing Internet service providers and Web-centric companies to take full advantage of our expertise in traffic and server management; and

          o providing a shared server and management, offering an entry solution to emerging Internet service providers and Web-centric companies at a reasonable cost.

     Increasing Internet demand is driving Internet service providers to co-locate their servers and Internet protocol routers closer to their customers, thereby improving their network reach and performance. Data- and Web-hosting centers directly connecting Web servers to an Internet protocol backbone remove the bottlenecks associated with traditional hosting facilities. In addition, increasing demand for Web content is driving Web-centric companies to locate servers at those facilities to ensure superior Internet connectivity. Our data- and Web-hosting capability will offer seamless and scalable Internet pan-European for emerging Internet service providers and Web-centric companies, offering direct connection to our large seamless network at bandwidths of initially 2.5 gigabits per second, with upgrades up to 10 gigabits per second. We believe that offering data-and Web-hosting services will provide opportunities to cross-sell services on our fiber optic network, thereby improving customer retention and enabling us to address new target segments.

     We will offer high performance distribution of bandwidth intensive, multimedia applications and regional content through our extensive peering arrangements. Our networked data- and Web-hosting centers are a key component of the infrastructure required to serve the future needs of our customer segments. We plan to extend data- and Web-hosting and co-location services to enable application service providers to distribute applications from their data- and Web-hosting centers. We also intend to offer Internet service providers network-based application services such as unified messaging and facilitate electronic commerce solutions through our data- and Web-hosting centers.

PRICING AND DISTRIBUTION

     Sales of our services are currently conducted through our subsidiary GTS Carrier Services (Ireland) Limited.

     Currently, the price of cross-border pan-European calls are often significantly higher than the underlying cost of transmission and terminating such calls and higher than the price of intra-country calls or transborder calls to and from liberalized markets. The low cost of operating the network enables us to attractively and competitively price our services in the face of declining overall prices for telecommunication services. Our low-cost basis is due to, among other things, our network's use of advanced fiber optic cable and electronic equipment permitting high capacity transmission over longer distances between regeneration/amplifier facilities than legacy networks.

     The term of a typical customer agreement currently ranges from one to three years in length. In addition, we offer ten year leases which require an up-front payment and produce recurring operation and maintenance charges. Our customer agrees to purchase, and we agree to provide, transmission services. In general our customer agrees to pay certain non-recurring charges upfront and recurring charges on an annual basis, payable in twelve monthly installments. If a customer terminates a service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months of service for each of the twelve months remaining in the contract term. We typically guarantee transmission services to a specified service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link. Throughout 1999, a number of existing customers have converted from short-to long-term contracts, including ten-year contracts in which revenues are recognized ratably over the life of the contract. We expect this trend will continue in 2000.

CUSTOMERS

     Our high capacity, dense wavelength division multiplexing and synchronous digital hierarchy based fiber optic network is designed to enable incumbent telecommunications operators, Internet service providers and other bandwidth-intensive customers to integrate high quality, cross-border capacity into their end user offerings. At December 31, 1999, approximately 180 customers were under contract for service on our network. These customers included incumbent telecommunications operators, alternative carriers, voice resellers, international carriers, national Internet service providers, multinational Internet service providers, value added network service providers and Web-centric and media-centric companies. As of December 31, 1999, our customers were contractually obligated to pay us approximately $635.0 million for future services, provided our network performs in accordance with contractual specifications. This amount is inclusive of amounts included in deferred revenue.

     We target eight major market segments or customer groups, which can be characterized as follows:

     o European Incumbent Telecommunications Operators. This customer group consists of the traditional European incumbent telecommunications operators that generally participate in the standard bilateral agreements for cross-border connections. We lower the cost of delivering their international service and provide a vehicle for them to compete in non-domestic markets.

     o Alternative Carriers. This group consists of second carriers, mobile carriers and competitive access providers. These new carriers have chosen to compete with the incumbent telecommunications operators in their respective countries. We provide these companies with the capacity to enter markets quickly and competitive costs for their international services and/or national infrastructure.

     o Voice Resellers. Voice resellers are voice carriers that do not own transmission facilities, but obtain communications services from other carriers for resale to the public. Voice resellers are also a growing segment of the market and are expected to increase their market share in conjunction with the liberalization of the European telecommunications market. In the United States, for example, voice resellers were a significant factor in the expansion of competition.

     o International Carriers. This customer group consists of multinational carriers with traffic between European and other international gateways. We can provide these customers a pan-European distribution network to gather and deliver traffic to and from their own and other networks.

     o National Internet Services Providers. Internet service providers are a fast growing segment generating significant bandwidth requirements. These customers provide Internet access, web-hosting and related value added services to a national customer base. They can be independent, owned by cable TV companies, incumbent or alternative operators. They originate and terminate large amounts of international Internet traffic, for which they typically require congestion-free Internet access. Alternatively, these customers require large managed bandwidth capacity to U.S. Internet providers. Our GTS Ebone Europe services, based on our large pan-European optical Internet protocol network with multiple connections to key U.S. backbones, position us well to serve this segment.

     o Multinational Internet Service Providers. These customers provide Internet access, web-hosting and related value added services to multiple national customer bases and to international business customers. In addition to the traffic generated between their national networks, they originate and terminate large amounts of international Internet traffic. They typically require large managed bandwidth capacity to their core Internet protocol backbone in the United States, completed by congestion-free Internet access to the European domains of the worldwide Internet. Alternatively, these customers require bandwidth between Internet exchanges (point of interconnection between local Internet service providers) in different European countries. Our extensive pan-European and transatlantic bandwidth services, combined with our GTS Ebone Europe services, allow us to serve this segment effectively.

     o Value Added Network Service Providers. Value added networks are data communications systems in which special service features enhance the basic data transmission facilities offered to customers. Value added networks currently purchase their own international circuits and build the required amount of resiliency into their network infrastructure. Such value added network service providers are often offered by global consortia of telecommunications operators, which have pooled their resources in order to compete more effectively in important telecommunications markets, such as those in Western Europe, particularly outside their home market. We allow such customers to meet their needs cost-effectively and to extend their services to new markets or customers without substantial capital investment. These providers build data communications systems in which added value services (for example, Frame Relay, ATM, LAN-Interconnect) enhance the basic data transmission facilities offered to customers. Many of these networks are targeted to the data transfer requirements of specific international customer segments such as airlines and financial institutions.

     o Web-centric and Media-centric Companies. The emergence of the Internet is causing many companies of all sizes and sectors to rely on Web presence to expand their businesses. These companies need congestion-free highly reliable Internet access and presence which makes them our natural target given our Internet protocol network and installed user base in Europe. Their requirements in terms of Web-hosting and European-focused Internet access lead them to demand the carrier-quality Internet solutions. We expect that the performance made possible by our implementation of optical Internet protocol technology will trigger the emergence of new broadband applications, such as streaming audio or cable TV programming distribution to the end-user via the Internet.

     We expect that additional demand for services will be derived from increased Internet usage caused by the subscription-free Internet phenomenon and usage of dedicated circuits, as well as the exponential increase in volume caused by new Internet applications, such as voice-over Internet protocol, broadband applications, electronic commerce applications and Web-hosting, and the wider deployment of corporate data solutions.

NETWORK DESIGN

     The design of our network is based on a layered architecture which separates the physical layer, the optical layer, the transmission layers and the data (Internet protocol) layer of our network with standard interfaces and protocols in order to optimize design and operation and provide flexibility for introducing new technologies, new applications and new services.

     The physical layer of our network is based on a mesh of dark fiber routes interconnecting cities on our network via at least two or three physically diverse paths for maximum resilience against fiber or facilities failures. In each major city there will be two additional customer access sites for reliability.

     The optical layer of our network represents the core of our network and is based on dense wavelength division multiplexing. This layer supports the provision of optical services direct to customers at 2.5 gigabits per second and provides for the operation of multiple synchronous digital hierarchy and/or Internet protocol systems to run concurrently on a single fiber pair in a highly cost efficient manner. The optical layer of our network is based on Ciena 40 wavelength systems with a capacity of 100 gigabits per second on a fiber pair.

     We are using synchronous digital hierarchy (SDH) time division multiplexing equipment to consolidate, groom and add or drop low and high order traffic coming from our various network components and to support the provision of synchronous digital hierarchy leased lines services to customers at data transmission rates ranging from 2 megabits per second to 155 megabits per second.

     The synchronous digital hierarchy layer of the network runs via dense wavelength division multiplexing channels in our network with a multilayered architecture consisting of multiple synchronous digital hierarchy rings optimized for different traffic characteristics. Each synchronous digital hierarchy ring supports full automatic re-routing of traffic in the case of a break in the ring. This layer is based on Alcatel STM-16 (2.5 gigabits per second) systems, which are installed throughout the operational network.

     A gigabit Internet protocol layer is implemented using the latest generation of Internet protocol routing equipment, the Cisco GSR 12000. Backbone links interconnect core network nodes at data transmission rates of 2.5 gigabits per second, providing high quality, seamless Internet protocol connections throughout Europe. The Internet protocol connections gigabit routers are coupled directly to the optical wavelength division multiplexing infrastructure without any additional intermediate equipment, reducing network complexity and costs and increasing efficiency. Core network routers are deployed in a redundant configuration to ensure maximum reliability. Since we design and operate directly both the optical network layer and the Internet protocol layer, a further optimization of the resulting network architecture is achieved. The Internet application implemented on top of the gigabit Internet protocol platform configures us among the prominent Tier-1 Internet service providers in Europe, with direct connections to the other major European Internet backbone providers. For a direct interconnection with major U.S. Internet backbones, two network nodes are deployed in the United States, with high-speed connections to the European gigabit backbone. The high-performance core Internet protocol network is designed to support a flexible introduction of Internet protocol based added-value services at the edge of our network.

     A main network management center, located in Brussels, controls our network. The network operations centers can pinpoint potential service problems and can deal with service re-routing if required much more effectively than in networks controlled by multiple operators in different countries. Our advanced operational support systems also allows us to manage the large number of network components and local repair organizations required in an extensive international network of this size, as well as for advanced customer care in managing customer operational activities.

     Overall, our combination of backup paths and management components enable us to recover from individual failures at the optical, synchronous digital hierarchy and Internet protocol layers. Our resilient approach provides for a high level of network performance and reliability. As a result, we are able to enter into strong performance commitments with our customers, and services on most routes of our network have performed at or above 99.9% availability.

     We own substantially all of our network equipment as well as some segments of the fiber optic cable. A substantial part of the fiber is leased on a long-term basis. Long-term leases for fiber are advantageous to us because they reduce the burden of building large quantities of capacity before they can be used. When we lease dark fiber, the infrastructure provider will generally be responsible for maintaining such fiber optic cable. We have entered into agreements with equipment vendors, infrastructure providers and other third parties to supply and/or maintain the equipment for our network.

NETWORK CAPACITY

     Our network includes Ciena 40 dense wavelength division multiplexing systems on a substantial majority of our routes and by mid-2000 all our routes will be dense wavelength division multiplexing based with a data transmission rate of at least 100 gigabits per second per fiber pair. This 100 gigabits per second allows for synchronous digital hierarchy and Internet protocol systems of
2.5 gigabits per second to be installed only when required, thus providing for efficient management of capital investment.

     We will deploy on our core pan-European fiber optic network routes, during 2000 and according to traffic demand, per core route a new generation of wavelength division multiplexing systems scalable up to a minimum of 960 gigabits per second. These systems will be able to handle wavelengths at 2.5 and 10 gigabits per second allowing us to increase the amount of bandwidth carried per fiber pair as well as to reduce interface prices in both wavelength division multiplexing and client layer equipments. We plan to extend capacity in the core portion of our network by developing an additional ring connecting London, Paris, Amsterdam, Frankfurt, Dusseldorf and Brussels with cable duct accommodating up to 144 fibers. We also plan to install transmission equipment on a second, currently installed fiber pair on a number of routes in our network to expand the transmission capacity of those routes by adding fiber pairs and dense wavelength division multiplexing upgrades on selected existing routes whenever demand for capacity will justify it. This approach to fiber utilization again provides for an optimal management of fiber investment.

NETWORK AGREEMENTS

     We have entered into agreements and letters of intent with various infrastructure providers for construction and/or leasing of dark fiber for portions of our network. Our agreements for leases of portions of our network typically require the infrastructure provider to provide a certain number of pairs of dark fiber and in some cases facilities along the network route commencing on dates we provide. The term of a lease agreement generally ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. We are allowed to use the cable for the transmission of messages and other purposes, including increasing capacity. The infrastructure provider is responsible for maintenance of the cable facilities. The infrastructure provider may also provide space for the location of our equipment and related maintenance. The agreements typically provide for termination by the parties only for material breach, but allow the breaching party 90 days to cure the breach. The agreements typically contain a transition period after termination of the agreement to allow us to continue to serve our customers until we can reach agreement with an alternative infrastructure provider. In certain areas of our network where it is not possible to lease dark fiber (which we do not expect to exceed more than 10 percent of our network), we have signed agreements or letters of intent for the right to use managed bandwidth. The terms of these agreements typically range from 10 to 25 years.

     We are also deploying our network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. We constantly evaluate multiple alternative infrastructure suppliers in order to maximise our flexibility. Many portions of our network utilise long-term right-of-way agreements with landowners. As a result of our network development activities to date, we have gained access to infrastructure for our network routes, which we believe, will be difficult for competitors to duplicate.

COMPETITION

     We compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities have announced plans to construct, have begun to construct or are operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, providing transatlantic connectivity, which do or will compete with our network and our planned City Enterprise Networks. In addition, a number of telecommunications companies and Internet service providers have begun offering or announced their intentions to offer data- and Web hosting services in key European cities.

     We compete primarily on the basis of the range and quality of services offered, customer service and price. Competitors may force us to lower our prices or modify our service offerings to remain competitive. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as an increasing number of new market entrants. In addition, these carriers own and operate fully built networks and infrastructure which provide them with significant cost advantages.

                         LICENSES AND REGULATORY ISSUES

OVERVIEW

     The EU has progressively liberalized its telecommunications markets over the past decade. In 1987, a policy document, the EC Green Paper on Telecommunications, charted the course for the current changes in the EU telecommunications industry by advancing principles such as separation of operators from regulators, transparency of procedures and information, cost orientation of tariffs, access to monopoly public telephone operator networks and the liberalization of services. In 1990, the EU adopted two measures based on these principles: the Open Network Provision Framework Directive and the Services Directive. These two directives set forth basic rules for access to public telephone networks and required the liberalization of the provision of all telecommunications services within the EU except for certain "reserved services", including voice telephony.

     In 1992, the EU adopted the Open Network Provision Leased Line Directive, which requires the incumbent operators to lease lines to competitors and end-users at cost-oriented prices, and to establish cost accounting systems for these products by the end of 1993. Even though most EU member states have established regulatory frameworks requiring incumbent telecommunications operators to lease lines to competitors and end-users, we believe that, in some EU member states, such lines are not yet being offered at cost-orientated prices.

     In October 1999, the EU Commission opened an investigation into the condition of the provisioning and pricing of leased lines. The aim of the investigation is to establish whether current telephone company practices infringe EU competition rules.

     In 1996, the EU adopted the Full Competition Directive, which requires EU member states to permit the provision of telecommunications services, other than reserved services, over (1) networks established by the provider of the services, (2) network infrastructure provided by third parties or (3) by means of sharing of networks from July 1996. Since then, there has been an increasing supply of such capacity offered at attractive prices from such alternative suppliers. The Full Competition Directive also established January 1, 1998 as the date by which all EU member states must remove all remaining restrictions on the provision of telecommunications services, including voice telephony. A number of EU member states were granted a delay in implementing the Full Competition Directive. The EU member states that are still subject to the derogation are as follows:

     (1)  Greece, through December 31, 2000;

     (2)  Ireland, through January 1, 2000; and

     (3)  Portugal, through January 1, 2000.

     Ireland, however, implemented the Full Competition Directive in December 1998.

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

     In June 1997, the EU adopted a directive that governs the manner in which public network operators and service providers interconnect with the incumbent telecommunications operators' public networks. Among other things, this directive requires EU member states to ensure that incumbent telecommunications operators with significant market power should provide interconnection on the basis of cost-oriented charges.

     In April 1997, the EU adopted a directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications are be required to be dealt with in a timely fashion. The number of licenses may be restricted only to the extent required to ensure the efficient use of scarce resources, such as radio frequencies or numbers.

     In February 1998, the EU adopted a directive on the application of the Open Network Provision to voice telephony and on universal service.

     We believe that the adoption of the Full Competition Directive and the various related directives adopted by the EU have resulted in the removal of most regulatory barriers to the establishment and operation of telecommunications infrastructure in the countries of the EU where we currently operate.

     However, some EU member states are still in the initial stages of liberalizing their telecommunications markets and establishing competitive regulatory structures suitable for a competitive environment. For example, some EU member states have only recently established a national regulatory authority. In addition, the implementation, interpretation and enforcement of EU directives differs significantly among the EU member states. While some EU member states have embraced the liberalization process and achieved a high level of openness, others have delayed the full implementation of the directives and maintained various restrictions on full competition.

     Member states of the EU are bound as a matter of international law to comply with certain multilateral trade rules and regulations. On February 15, 1997, over 60 members of the World Trade Organization committed to open their telecommunications markets for basic telecommunications services to foreign competition and ownership and to adopt regulatory measures designed to protect foreign telecommunications providers against anticompetitive behavior by domestic incumbent telecommunications operators. For most parties, these commitments took effect on February 5, 1998 (including the EU member states). We believe that this Agreement will contribute to the creation of a more competitive environment internationally. Specifically, it will result in downward pressure on call termination charges outside the EU. For a discussion of the regulatory risks involved, see "Certain considerations generally applicable to our company -- Delays in regulatory liberalization in EU member states could adversely affect our service offerings in those countries."

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services and deploy our network. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "Certain considerations generally applicable to our company -- Delays in regulatory liberalizations in EU member states could adversely affect our service offerings in those countries."

GTS EUROPE NETWORK

     We require licenses, authorizations or registrations in almost all countries to operate our network and provide our service. Licenses, authorizations or registrations have been obtained in Austria, Belgium, Czech Republic, Finland, France, Germany, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland, the United Kingdom and the United States. No license or authorization is required to operate our network in Denmark. We intend to file applications in other countries in anticipation of service launch in accordance with our network roll-out plan.

     A summary discussion of the regulatory framework in certain countries where we have developed and are developing our network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     Austria. A new Telecommunications Act entered into force in Austria in 1997. On May 3, 1999, we were granted a concession to build and operate our network, including our City Enterprise Networks, throughout Austria.

     Belgium. The implementing legislation regarding the licensing regimes for the provision of voice telephony services and the establishment of public network infrastructure entered into force in July 1998. Until such entry into force, the Belgian Telecommunication Authority worked with a system of provisional licenses. Through a wholly owned subsidiary, we obtained a provisional license in February 1997 from the Belgian regulatory authority to build infrastructure between major Belgian population centers and the relevant border crossings. We also had an authorization to provide liberalized services using alternative infrastructure. We were granted a permanent license to build and operate our network on January 26, 1999. In December, 1999, we obtained an extension to our license in order to operate routes linking a planned point of presence in Diegem. We will be required to notify the Belgium regulator in the event that we deploy City Enterprise Networks in Belgium.

     Czech Republic. Through a wholly owned subsidiary, we were granted a license for the provision of our international services on October 6, 1999. The license is valid for 10 years.

     Denmark. In July 1997, Denmark fully liberalized its telecommunications markets in accordance with the requirements of the relevant EU Directives. According to the Danish rules, we do not require any regulatory approval in order to install or operate our network in Denmark.

     Finland. In 1997, Finland enacted the Telecommunications Market Act, which brought its laws into conformity with the Full Competition Directive. The Act requires persons intending to provide telecommunications services to notify the responsible Ministry in advance. On July 7, 1999, the Ministry notified us that we could provide international telecommunications services.

     France. In 1996, France approved legislation to implement the Full Competition Directive and to remove all remaining restrictions on competition from January 1998. On November 19, 1997, we obtained authorization to build and operate our network in specific regions of France. In September 1998, we were granted an extension of our authorization in order to extend our network in France to reach Italy and Spain. Our authorization requires prior notification to and approval by the French regulator of any substantial changes in our capital or our controlling shareholder. The authorization is valid for 15 years.

     Germany. Germany adopted legislation implementing the Full Competition Directive and removing all remaining restrictions on competition from August 1996. We were granted a license by the German regulatory authorities on July 18, 1997. The license permits us to build and operate the portions of our network in Germany connecting Dusseldorf, Frankfurt and Stuttgart; Dusseldorf to the Dutch border; and Stuttgart to the French border. In August 1998, we were granted extensions to our license to build and operate routes linking Hamburg, Hanover, Munich and Berlin and of routes to Denmark. On November 12, 1999, we obtained an infrastructure nationwide license to cover all of Germany. This nationwide license will allow us to deploy planned City Enterprise Networks in Germany.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, Italy adopted legislation in July 1997 creating an independent national regulatory authority for the telecommunications and audiovisual sectors. In September 1997, Italy adopted a regulation implementing all EC directives in the telecommunications sector and since then specific laws relating to licensing and interconnection and universal service have been adopted. The Italian authorities granted a license to us in August 1998, enabling the development of our network in the northwest region of Italy and the offering of services in Milan. We expect to apply for an extension of our license in order to offer services in other cities, and continue to expand our network, including our planned City Enterprise Network, in Milan. The Italian license is valid for 15 years.

     Luxembourg. A new Telecommunication Act entered into force in April 1997, and a Royal Decree on licensing conditions entered into force in July 1998. On February 11, 1999, we were granted a license to build and operate a public telecommunications network, which is valid for 30 years.

     The Netherlands. In July 1997, the Dutch government abolished the prohibition on the use of fixed infrastructure for the provision of competitive public voice telephony, thereby complying with the requirements of the Full Competition Directive six months ahead of schedule.

     A new Telecommunications Act came partly into force on December 15, 1998. The new Act confirms the full liberalization of the telecommunications market in accordance with EU law. The Dutch regulator granted a registration to us as a public telecommunications network operator on March 3, 1999. This registration supersedes a registration which was granted to us on August 1, 1996.

     Spain. Spain was granted the right to a delay in liberalizing its telecommunications market until November 30, 1998. In April 1998, Spain adopted the LGT, its new telecommunications law. The LGT was implemented through the use of secondary legislation. The LGT and the secondary legislation resulted in the full liberalization of the Spanish telecommunications market on December 1, 1998. We were granted a license to install and operate a telecommunications network in Spain on January 14, 1999. The license is valid for 20 years.

     Sweden. Full liberalization of the Swedish telecommunications market occurred in 1993. A new Telecommunications Act was passed in 1997 to reinforce the powers of the national regulatory authority, to ensure conformity with EU Directives and to supplement the pre-existing licensing regime with a general authorization regime for certain services. We registered with Swedish authorities and have been able to provide service in Sweden since July 1998.

     Switzerland. A new Swiss Telecommunications Law entered into force in January 1998. Although Switzerland is not a member state of the EU, the effect of the law is largely to mirror the EU telecommunications liberalization directives. From that date, the existing voice telephony monopoly was abolished and the provision of competing services fully liberalized. On September 18, 1998, the Swiss regulatory authority granted a definitive concession to us (replacing an earlier provisional concession) to build and operate our network in Switzerland. We are expecting to apply for an extension to our concession in the event that we deploy City Enterprise Networks in Switzerland.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of the UK regulator to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom has already liberalized its market beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. We have received a license from the Secretary of State for Trade and Industry dated December 18, 1996 which grants the right to run a telecommunications system or systems in the United Kingdom connected to overseas telecommunications systems and to provide international services over such systems. The license was modified on September 27, 1999, and now, in addition to international services, the license permits us to provide domestic services over our own system. At the same time, the term of the license was extended to 25 years.

     United States. The Federal Communications Commission ("FCC") granted a license to us pursuant to Section 214 of the Communications Act of 1934 authorizing us to provide limited global facilities-based and global resale services, (subject to the terms and conditions imposed by the law and authorization), effective October 23, 1998. The Section 214 authorization does not allow us to offer U.S. services between the United States and Hungary, Poland, the Czech Republic, Romania, Monaco, Russia, Ukraine, Kazakhstan, Uzbekistan, Azerbaijan, China and India. On August 16, 1999, we filed an application with the FCC for a Section 214 authorization to provide international facilities-based and resale service between the United States and the latter countries. The FCC issued a public notice stating that the portion of the application relating to service between the United States and Russia was removed from stream line processing, and that the remainder of the application was granted on October 13, 1999. We do not require any authorization to provide state-to-state services within the United States. We expect to be able to obtain any license that may be required to be issued by a state regulatory commission to provide services between points within a single state.

     We intend to file applications in other countries including Croatia, Hungary, Ireland, Poland, Portugal, Slovakia and Russia in anticipation of service launch in accordance with our network roll-out plan. With the exception of Ireland and Portugal, which are members of the EU and whose laws must comply with EU Directives, these countries have not generally liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of our licenses, authorizations or registrations may limit or otherwise affect our scope of operations. We cannot assure you that (1) we will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services we currently provide and plan to provide, (2) such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or (3) the licenses, authorizations or registrations required in the future can be obtained by us. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on us.

INTERNET PROTOCOL TRANSPORT SERVICES

     At present there is no general consensus on the regulatory position of Internet protocol transport services in Europe and the United States. Currently, Internet protocol transport services are generally treated as unregulated or, in some European countries, as a telecommunications service subject to minimal regulatory requirements. We cannot assure you that Internet protocol transport services will not be regulated in the future in Europe or the United States. We will continue to monitor regulatory developments that may affect Internet protocol transport services' operations.

DATA- AND WEB-HOSTING

     The laws relating to the regulation and liability of companies providing Web-hosting services in relation to the information carried or disseminated through their services are in the process of development in Europe. In England, for example, a recent court decision held an Internet service provider liable for certain allegedly defamatory content carried through its network under factual circumstance in which the Internet service provider had been notified by the complainant about the message which the Internet service provider had failed to delete when asked to do so by the complainant. Decisions, laws regulation and content liability may significantly affect the services we intend to offer. We will continue to monitor the developments that may affect these services.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO OUR COMPANY

COMPETITORS WITH GREATER RESOURCES MAY ADVERSELY AFFECT OUR REVENUES

     We compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities have announced plans to construct, have begun to construct or are operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, providing transatlantic connectivity, which do or will compete with our network and our planned intracity fiber networks. In addition, a number of telecommunications companies and Internet service providers have begun offering or announced their intentions to offer data- and Web-hosting services in key European cities.

     We compete primarily on the basis of the range and quality of services offered, customer service and price. Competitors may force us to lower our prices or modify our service offerings to remain competitive. We cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as an increasing number of new market entrants. In addition, these carriers own and operate fully built networks and infrastructure which provide them with significant cost advantages. Since we utilize these networks in part to provide many of our services, our failure to gain economical access to these networks could have a material adverse effect on our business, results of operations and financial condition.

WE ANTICIPATE THAT PRICES FOR FIBER ASSETS AND BANDWIDTH SERVICES WILL CONTINUE TO DECLINE

     We anticipate that prices for network transmission capacity will continue to decline over the next several years due primarily to the following:

     o price competition as various network providers complete construction of networks that might compete with our network;

     o    installation by us and our competitors of excess fiber capacity; and

     o recent technological advances that permit substantial increases in the transmission capacity of both new and existing fiber optic networks.

     These and other factors could create pressure on us to reduce our prices. If we do not continue to introduce product and service enhancements or if there are no increases in volume and reductions in cost in the services we now provide to offset these lower prices, our future gross margins will decrease.

OUR COMPETITIVE POSITION MAY BE COMPROMISED BY OUR DEPENDENCE ON LOCAL ACCESS PROVIDERS

     We need to enter into agreements with local access providers operating in our target markets. We may also need to enter into agreements which permit us to place our equipment at the facilities of such local access providers and/or lease telecommunications transport capacity from such local access providers. We cannot assure you that we will be able to enter into these agreements on satisfactory terms.

     EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE, DATA TRANSMISSION SERVICES, MULTIMEDIA AND OTHER BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS WE EXPECT

     Our business plan assumes that European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in Europe does not increase as we anticipate, demand for many of our value added products and services, including managed bandwidth services, Internet protocol transit services and data- and Web-hosting services, will be lower than we currently anticipate. Reduced demand for our services will have a negative effect on our pricing power and our financial condition.

WE MAY EXPERIENCE A POTENTIAL LACK OF CUSTOMER DEMAND

     Although we have been delivering services to a number of customers and have experienced demand for services in the past, we cannot assure you that customer demand for services over our network will continue to grow. Further, we cannot assure you that there will be enough customer demand to realize the anticipated cash flow, operating efficiencies and cost benefits of our network.

SUBSTANTIAL ADDITIONAL CAPITAL IS REQUIRED TO EXPAND OUR NETWORK

     We will require significant amounts of capital to develop and expand our network. We expect to incur between $500.0 million to $600.0 million through 2000 in additional capital expenditures, including capital lease obligations, to expand the reach and capacity of our network and deploy intracity fiber networks and data-and Web-hosting centers in our target metropolitan markets. We believe that the net proceeds that we received from our offering of senior notes in fourth quarter 1999, combined with existing cash balances and projected internally generated funds, will be sufficient to fund our future capital expenditures through at least December 31, 2000, as well as payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future capital requirements may differ from our estimates. Thus, additional financing may be needed to expand the reach and capacity of our network and to deploy our intracity fiber networks and data- and Web-hosting. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. If we fail to obtain this financing, we might have to delay or abandon our plans for expanding the reach and capacity of our network and deploying our intracity fiber networks and data- and Web-hosting centers. Delaying or abandoning these plans could have a negative effect on our financial condition.

OUR ACTUAL COSTS AND REVENUES MAY VARY FROM WHAT WE EXPECT THEM TO BE

     Our revenues and the costs of expanding the reach and capacity of our network, deploying our intracity fiber networks and data- and Web-hosting centers and operating our business depend upon a variety of factors, including our ability to:

     o    efficiently manage the enhancement of our network and operations;

     o    negotiate favorable contracts with suppliers;

     o obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts;

     o    access markets and attract a sufficient number of customers; and

     o    provide and develop services to which our customers will subscribe.

Our revenues and costs are also dependent upon factors that are not within our control, including:

     o    regulatory changes;

     o    changes in technology;

     o    increased competition;

     o    strikes;

     o    weather; and

     o performance by third-parties, including our vendors, infrastructure providers and customers, in connection with the enhancement of our network.

Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be and our future capital requirements might increase. Accordingly, we cannot assure you that the amount of funds required to enhance our network and deploy our intracity fiber networks and data- and Web-hosting centers will not be greater than anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE MAY ENCOUNTER DELAYS IN IMPLEMENTING KEY ELEMENTS OF OUR BUSINESS STRATEGY

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     o our plan to develop and offer seamless connectivity between Europe and the United States;

     o our plan to construct intracity fiber networks in up to thirteen major European cities by year-end 2001;

     o    our plan to offer data- and Web-hosting centers;

     o the execution of agreements with various parties regarding, among other things, rights-of-way, lease of dark fiber and development and maintenance of infrastructure and equipment;

     o the timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our intracity fiber networks, the extension of our network and the planned additional transatlantic capacity that we have purchased from the FLAG Atlantic-1 joint venture; and

     o activation of full capacity on the FLAG Atlantic-1 transatlantic cable could be delayed or prevented if the FLAG Atlantic-1 joint venture fails to comply with interest coverage and other financial ratios in the credit facility it has entered into to finance construction of the cable.

     We cannot assure you that we will execute such actions. In addition, any delays in concluding such agreements would materially and adversely affect the timely or successful realization of our business plan.

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

WE HAVE A LIMITED OPERATING HISTORY AND HAVE SUSTAINED SUBSTANTIAL NET LOSSES

     We have a limited operating history and have historically sustained substantial operating and net losses. We cannot assure you that our operations will sustain profitability or positive cash flow in the future. Our operations, infrastructure and customer base have grown significantly in the last three years as we have expanded into new European markets. In addition, we intend to enter additional European markets and offer new telecommunications services. You should evaluate our prospects in light of the risks, costs and time constraints that we face in establishing operations and introducing new telecommunications services in newly liberalizing markets.

WE ARE DEPENDENT ON THIRD PARTIES FOR CONSTRUCTING OUR INTRACITY FIBER NETWORKS AND EXTENDING OUR NETWORK

     Our ability to achieve our strategic objectives will depend in part on our successful, timely and cost-effective deployment of our intracity fiber networks and extension of our network. The development of our intracity fiber networks and extension of our network may be adversely affected by a variety of factors. Many of these factors, such as the regulatory environment, strikes, natural disasters and other casualties, are beyond our control. In addition, we will need to negotiate and conclude agreements with various parties. These agreements are necessary to establish rights-of-way and to develop and maintain our infrastructure and equipment.

     For development of the intracity fiber networks and extension of our network to be successful we need to obtain and maintain a number of agreements, including:

       o  additional long-term leases of dark fiber;

       o rights-of-way and other permits from railroads, utilities, governmental authorities, transit authorities and private landowners to install fiber optic cable; and

       o rights of access to buildings, such as Internet protocol exchange points, that we intend to link to our intracity fiber networks.

     We cannot assure you that we will be able to maintain all of our existing agreements, rights and permits or that we will be able to obtain and maintain the additional agreements, rights and permits needed to extend our network and deploy our intracity fiber networks on acceptable terms. In addition, we may not be able to conclude such agreements, rights or permits on time. Any delay in concluding or failure to conclude or maintain these agreements could adversely affect the operation and/or expansion of our network. This, in turn, could have a negative effect on our financial condition.

     The successful and timely completion of our intracity fiber networks and extension of our network will also depend on, among other things:

       o the timely performance of independent contractors hired to engineer, design and construct portions of our intracity fiber networks and core network; and

       o our ability to obtain and maintain applicable government approvals to build and operate our intracity fiber networks and extend our network.

     Development of our intracity fiber networks and extension of our network might cost more or take longer than our current estimates. Although we believe that our cost estimates and schedule are reasonable, we cannot assure you that the actual construction costs or time required to construct our intracity networks and extend our network will not be greater than we currently expect. Delays or increased costs in developing the intracity networks or extending our network could have a negative effect on our financial condition.

WE MAY EXPERIENCE ADDITIONAL RISKS AS A RESULT OF EXPANDING OUR NETWORK INTO THE UNITED STATES

     Our strategy includes expanding our network into select cities in the United States. The following are particular risks we may experience as a result of expanding our network into the United States:

       o we may not be able to obtain leases on intercity and intracity dark fiber in our target markets in the United States on favorable terms, if at all;

       o we may not be able to successfully compete with U.S. service providers;

       o complying with applicable U.S. laws and regulations, including tax laws and industry related regulations, could be burdensome or expensive; and

       o if there are delays in the commencement of services on the FLAG Atlantic-1 transatlantic fiber optic link, we may incur additional costs as a result of having to lease additional transatlantic capacity from third party providers.

     We cannot assure you that we will be successful in overcoming these risks or any other problems arising because of our expansion into the United States.

WE MAY NOT BE ABLE TO UPGRADE OR EXPAND THE REACH AND CAPACITY OF OUR NETWORK TO MEET THE EVOLVING DEMANDS OF OUR CUSTOMERS OR THE TECHNOLOGICAL ADVANCES BY COMPETITORS

     We anticipate that future expansions and adaptions of our network's infrastructure, including the electronic and software components used in the infrastructure, may be necessary in order to respond to growth in the number of customers served, increased demands to transmit larger amounts of data, changes in our customers' service requirements and technological advances by competitors. Our ability to expand the reach and capacity of our network may depend on our continued ability to lease dark fiber or bandwidth at a cost which allows us to offer bandwidth at attractive prices for our customers. The expansion and adaptation of our network will require substantial financial, operational and managerial resources. We cannot assure you that we will be able to expand or adapt our network to meet the evolving standards, demands and requirements of our customers or advances of our competitors on a timely basis, at a commercially reasonable cost, if at all. We also cannot assure you that we will be able to deploy successfully an expanded and adapted network infrastructure or that we will have access to capital to realize these goals. Any failure to expand or adapt our network to the needs of our customers could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

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

     We believe that our growth and future success will depend in large part on our continued ability to attract and retain highly skilled and qualified management, marketing, technical and sales executives and other personnel who are in high demand and often have multiple employment options. The competition for qualified management, marketing, technical and sales executives and other personnel in the telecommunications industry is intense. We may lose key employees or be forced to increase their compensation. We cannot assure you that we will be able to hire or retain necessary personnel.

WE MAY ENCOUNTER DELAYS, OPERATIONAL PROBLEMS AND INCREASED COSTS IF WE ARE UNABLE TO ACQUIRE KEY EQUIPMENT FROM OUR MAJOR SUPPLIERS

     We are significantly dependent on the technology and equipment which we acquire from telecommunications equipment manufacturers that may provide vendor financing for, and maintenance of, this equipment. Without this equipment, we would face delays, operational disruption and higher expenses. Our main equipment suppliers are Alcatel, CIENA, Cisco Systems and Nortel Networks. While we could obtain equipment of comparable quality from several alternative suppliers, we may be unable to acquire compatible equipment from such alternative sources on a timely and cost-efficient basis.

WE MAY FACE DIFFICULTIES IN INTEGRATING, MANAGING AND OPERATING NEW TECHNOLOGY

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for dense wavelength division multiplexing and Internet protocol transmission using dense wavelength division multiplexing technology. Integrating these new technologies could increase the risk of system failure. Additionally, any damage to our network management center could harm our ability to monitor and manage the network operations.

THE TECHNOLOGY OF OUR NETWORK COULD BECOME OBSOLETE

     The telecommunications industry is subject to rapid and significant changes in technology and such technological advances may reduce the relative effectiveness of existing technology and equipment. The cost of implementation of emerging and future technologies could be significant.

     Development and operation of our network are also subject to certain technological risks. Our network has been designed to utilize dense wavelength division multiplexing and synchronous digital hierarchy technology. While the current operational network segment has performed at or above design specifications since November 1996, there can be no assurance that our network will achieve the technical specifications for which we designed it or that we will be able to upgrade our network as technological improvements in telecommunications equipment are introduced.

IF WE EXPERIENCE SYSTEM FAILURE OR SHUTDOWN, WE MAY NOT BE ABLE TO DELIVER SERVICES

     Our success depends on our ability to deliver uninterrupted high quality network services and reliable, high-speed access to the Internet. Our network and our Internet backbone network are, and our intracity networks and data- and Web-hosting centers will be, vulnerable to damage or cessation of operations from:

     o    fire;

     o    earthquakes;

     o    severe storms;

     o    power loss;

     o    natural disasters;

     o    damage from human error and tampering;

     o    software defects;

     o    capacity limitations;

     o    breaches of security;

     o    physical break-ins;

     o    intentional acts of vandalism;

     o    telecommunications failures; and

     o other factors that can cause interruptions in service or reduced capacity for our customers.

We have designed our network to minimize the risk of such system failure but we cannot assure that we will not experience failures or shutdowns relating to individual points of presence or even catastrophic failure of the entire network. Such significant or prolonged system failures or shutdowns could damage our reputation and result in the loss of customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY BE SUSCEPTIBLE TO VIRUSES, BREAK-INS OR DISRUPTIONS

     We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. This could, in turn, deter potential customers and adversely affect our existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported to organizations such as the CERT Coordination Center at Carnegie Mellon University, which facilitates responses of the Internet community to computer security events. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins or other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our products. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

OUR INFRASTRUCTURE MAY NOT KEEP PACE WITH OUR RAPID GROWTH

     Our operating and financial control systems and infrastructure may not be adequate to maintain and effectively manage future growth. If we fail to continuously upgrade our administrative, operating and financial control systems or unexpected expansion difficulties arise resulting from our rapid growth, our business, results of operations and financial condition could suffer a material adverse effect. We must also purchase additional telecommunications facilities and expand, train and manage the employee base. Inaccuracies in our forecasts of market demand could result in insufficient or excessive telecommunications facilities and fixed expenses that are not in line with our operations. As we proceed with our development and expansion, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure.

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

DELAYS IN OBTAINING REGULATORY LICENSES AND APPROVALS COULD ADVERSELY AFFECT OUR PLANS TO OFFER SERVICES IN OUR TARGETED MARKETS

     Because we plan to provide an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, we must obtain additional agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to expand the geographic reach of the network. We must also apply for permits and other regulatory approval from government and local authorities to construct our intracity fiber networks. In addition, we are dependent on FLAG Atlantic Limited applying for and obtaining the permits and other regulatory approvals required to build and operate the FLAG Atlantic-1 transatlantic cable link. We cannot assure you that we or (as to FLAG Atlantic-1) FLAG Atlantic Limited will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from expanding the geographic reach of our network or building out our intracity fiber networks in our targeted markets.

WE MAY BE LIABLE FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK

     The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is developing.

     The EU Commission has prepared a proposal for a directive on certain legal aspects of electronic commerce, which, if adopted by the European Parliament and Council, would require member states to make certain changes to national laws. The proposed directive would apply to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

     The proposed directive includes provisions which would limit the liability (other than for prohibitory injunctions) of "intermediaries" (such as Internet service providers and carriers that transmit or host information provided by third party users of the service) in respect of certain access, caching and hosting services provided by them, subject to compliance with certain conditions. The limitations potentially limit civil and criminal liability for all types of illegal activities initiated by third parties on-line (e.g. copyright piracy, unfair competition practices, misleading advertising, copyright infringements, defamation, trademark infringements). If an intermediary fails to qualify for such limitations, the nature and scope of his liability will be established on the basis of member states' existing legislation which may not provide us with the same protections from liability.

     The proposed directive is still under review with member states and it is impossible to predict whether it will eventually be adopted and, if so, in what form. Decisions, laws, regulations and other activities regarding regulation and content liability may adversely affect the development and profitability of companies offering Internet access services, including us.

     The imposition upon Internet and Web-hosting service providers of potential liability for material carried on or disseminated through their systems could require us to implement measures to reduce our exposure to liability. Such measures may require that we spend substantial resources or discontinue some product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

THERE MAY BE RESTRICTIONS ON OUR ABILITY TO CARRY CERTAIN TRAFFIC THROUGH OUR NETWORK

     In October 1999, the EU adopted a directive on data protection which establishes minimum levels of protection for personal information and imposes limits on the collection, processing, storage and dissemination of such data without the subject's consent. The directive is being implemented in EU member states in various stages. Certain functions typically carried out by telecommunications carriers, including GTS Europe and its carrier customers (e.g. storage of routing and billing information) are subject to the directive. The directive forbids the transfer of personal information collected in the EU to countries that lack "adequate" privacy protection. At the moment, the United States is not judged to have "adequate" privacy protection. The EU and U.S. authorities are currently holding discussions aimed at resolving this issue and enabling the free circulation of personal information between the EU and the United States. However, if these discussions are not successful, there is a possibility that the movement of certain types of telecommunications traffic from the EU to the United States could be disrupted, with consequent impact on our revenues.

WE MAY BE SUBJECT TO RISKS BASED ON FLUCTUATIONS IN THE VALUE OF FOREIGN
CURRENCY

     As of January 1, 1999, our functional currency is the Euro. Our reporting currency is the U.S. dollar. Still, we conduct, and will continue to conduct, business transactions in currencies other than our functional and reporting currencies; for this reason, appreciation or depreciation in the value of other currencies as compared to our functional or reporting currency could result in a material transaction or translation gain or loss to us.

     From time to time, we have entered into hedging transactions to limit our exposure to foreign currency fluctuations; however, we find it impractical to protect ourselves against all of this exposure and as a result we will continue to experience foreign currency gains and losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans. We are currently evaluating entering into, through one of our subsidiaries, a new senior credit facility with one or more institutional lenders in an aggregate amount of up to $500.0 million.

     Our ability to make principal and interest payments on our debt, will depend upon, among other things, our future operating performance. Our future operating performance depends on a variety of factors, many of which are beyond our control. Because of this uncertainty, we cannot assure you that we will generate sufficient cash flow to make payments on our debt. Insufficient future cash flow could impair our ability to raise additional equity or debt financing, to expand the reach and capacity of our network, and to construct our intracity fiber networks and data- and Web-hosting centers. Our cash flow could also be insufficient to make principal and interest payments on our debt. If this happens, we may be required to renegotiate the terms of, or to refinance, our long-term debt. We cannot assure you that we would be able to refinance or renegotiate the terms of our debt when required.

     As a result of our current high level of debt, we:

     o will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     o may increase our vulnerability to general adverse economic and industry conditions;

     o may not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;

     o may be less flexible in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans; and

     o will have more debt than some of our competitors, which may place us at a competitive disadvantage with respect to such competitors.

     If we fail to make the required payments or to comply with our debt covenants, we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn could cause defaults under our other debt.

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

     The covenants in our currently outstanding debt may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants limit our ability to:

     o    incur additional debt;

     o    pay dividends or make certain other restricted payments;

     o    limit our ability to use our assets as collateral for loans;

     o    dispose of our assets;

     o    enter into transactions with affiliates; or

     o consolidate, merge or sell all or substantially all of our assets and the assets of our subsidiaries.

ITEM 2. PROPERTIES

     We own substantially all of the telecommunications equipment required for our business; however, a substantial part of the fiber is leased on a long-term basis. Our installed fiber optic cable is laid under the various rights-of-way held by us. Other fixed assets are located at various leased locations in geographic areas served by us.

     Our principal administrative offices and our Network Operations Center are located in two adjacent buildings in Hoeilaart, Belgium, just outside Brussels. The leases on both the buildings expire on June 30, 2005. One of the buildings has an option to cancel on January 1, 2022 with a penalty of six months rent. In addition, we have short-term leases expiring on February 28, 2000 in Rixensart, Belgium and on September 1, 2000 in Kraainem, Belgium. We have entered into leases for two additional buildings in the same complex as our principal offices. These buildings were occupied as of January 2000. The leases run through January 2009 but may be terminated after six years with six months notice plus six months rental penalty.

     In addition to the offices in Belgium, we have a leased office space in Dublin, Ireland, which expires on October 2, 2022, in London, United Kingdom, which expires in August 2002, in Frankfurt, Germany, which expires in March 2004 and Madrid, Spain, which expires in January 2004. We lease various offices on a short-term basis for regional sales and service personnel.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings in the ordinary course of our business. In addition, we are party to the following claims and proceedings:

     On March 26, 1999, we opposed the license fee imposed by the French regulator as, among other things, contrary to Article 11 of EC Directive 97/13 which requires license fees to cover only the administrative cost of managing the license. On September 23, 1999, the French regulator informed us that they rejected our position. On November 24, 1999, we filed a complaint before the French administrative tribunal opposing the license fee. Under French law, we would not be required to pay the license fee and the French regulator does not have the right to terminate our license until such time as a ruling by the French administrative tribunal is issued. If our claim is rejected in a final non-appealable judgment, we will be required to pay our license fee in France. We do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

     Based on information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter, our shareholders approved by unanimous written consent:

     o The resignation of Mr. Bernard McFadden, Mr. Gerald Thames, Mr. Lars Larsson, Mr. Joseph Surmont and Mr. Bo Hamnell from the Board of Supervisory Directors

     o    The appointment of Mr. Mikel Williams to the Board of Supervisory
          Directors

     o The resignation of Mr. William Seippel and Mr. Grier Raclin from the Board of Managing Directors

     o    The appointment of Mr. Gerard Caccappolo to the Board of Managing
          Directors

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common equity is privately held and not traded on any United States or foreign exchange or market.

     As of February 15, 2000, our common equity was held by eight holders of record.

     We have not paid any dividend on our common stock and do not intend to pay dividends in the foreseeable future. In addition, the indentures governing our 11-1/2% senior notes due 2007, 10-3/8% senior notes due 2006, 10-3/8% senior notes due 2009, 10-1/2% senior notes due 2006 and 11% senior notes due 2009 contain restrictions on the making of restricted payments (in the form of the declaration of certain dividends or distributions, the purchase, redemption or other acquisition of any of our capital stock, the payments of principal on any subordinated indebtedness, as defined in such indentures, prior to any scheduled payment or maturity, unless (A) no default or event of default, as defined in the indentures, shall have occurred and be continuing, (B) we are able immediately after giving effect to such a restricted payment to satisfy an incurrence of indebtedness test and (C) such restricted payments do not exceed certain amounts. In addition, we and certain of our operating subsidiaries may enter into future financings, the terms of which may include dividend restrictions.

     During the year ended December 31, 1999, we issued stock which was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exercise of options to purchase 3,600 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected financial data as of and for the five years ended December 31, 1999. The historical financial data as of December 31, 1999 and 1998 and for the three year period ended December 31, 1999 have been derived from our financial statements, which financial statements have been audited by Ernst & Young Reviseurs d'Entreprises S.C.C., independent auditors, as indicated in their report included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

                                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    1999            1998            1997            1996            1995
                                                ------------    ------------    ------------    ------------    ------------
                                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues .....................................   $   304,363    $     85,251    $      5,373    $         48    $         --
Operating costs and expenses:
 Telecommunication services .................         91,975          41,848           6,842           4,694              --
 Selling, general and administration ........         50,909          28,273          17,868           9,894           6,626
 Depreciation and amortization ..............         68,726          28,638           5,229           1,266             560
Income (loss) from operations ................        92,753         (13,508)        (24,566)        (15,806)         (7,186)
Other income/(expense):
 Interest expense ...........................        (81,133)        (30,852)        (12,826)           (153)             (9)
 Foreign currency (losses) gains ............            (25)        (11,308)           (367)         (1,126)             19
 Other, net .................................         28,236           9,076           6,596             508             125
Net income (loss) ............................   $    29,004    $    (48,935)   $    (31,163)   $    (16,577)   $     (7,051)

OTHER DATA:
EBITDA(1) ...................................   $    161,479    $     15,130    $    (19,337)   $    (14,540)   $     (6,626)
Net cash provided by (used in) operating
  activities ................................        102,707          44,957          (4,417)        (11,540)         (2,655)
Net cash used in investing activities .......       (395,321)        (92,758)       (107,466)        (20,781)         (4,405)
Net cash provided by (used in) financing
  activities ................................        721,593         (21,463)        317,500          28,924          11,644

BALANCE SHEET DATA (AT END OF PERIOD):
Total current assets ........................   $    767,540    $    240,151    $    249,325    $      7,528    $      6,430
Property and equipment, net .................        756,452         438,984         204,944          20,303           4,671
Total assets ................................      1,810,010         744,110         504,668          29,466          13,344
Total current liabilities ...................        203,654         169,413          61,744          11,915           6,785
Capital leases, including current portion ...        182,981         227,513         139,185              --              --
Other debt, including current portion .......      1,057,975         265,353         265,383             562              19
Total liabilities ...........................      1,551,662         688,403         445,008          12,414           6,795
Shareholders' equity(2) ....................         258,388          27,948          59,660          17,052           6,549

-----------

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

(2) Includes shareholders' loans and shareholders' equity of $34.9 million and $(17.8) million and $8.4 million and $(1.8) million for 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations as of December 31, 1999 and 1998 and for the three year period ended December 31, 1999. The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes related thereto.

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

OVERVIEW

     We are one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of December 31, 1999, we operated a centrally managed fiber optic network in Europe over approximately 16,200 kilometers connecting 27 cities in 11 European countries, with service to the United States provided through capacity leased on transatlantic cables. On June 24, 1998, we acquired a 75% interest in Ebone A/S ("Ebone"). Ebone operates a Tier-1 Internet backone network that connects European Internet service providers to the Internet. We purchased the remaining 25% interest in Ebone on May 25, 1999. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

     Revenue. Our consolidated revenue for the year ended December 31, 1999 was $304.4 million as compared to $85.3 million for the comparable period in 1998. The growth in revenue is attributable to the continued deployment of our network and increased customer base.

     Telecommunication Services. Our telecommunication services costs for the year ended December 31, 1999 were $92.0 million, or 30.2% of revenue, compared to $41.8 million, or 49.0% of revenue, for the comparable period in 1998. The increase in telecommunication services for the year ended December 31, 1999 primarily due to increased costs related to operating and maintaining the network as it continues to be deployed, as well as the increase in local access costs resulting from increased volume of traffic.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1999 were $50.9 million, or 16.7% of revenue, as compared to $28.3 million, or 33.2% of revenue, for the comparable period in 1998. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel. At December 31, 1999, we had 450 employees as compared to 265 employees at December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 1999 was $68.7 million as compared to $28.6 million in 1998. The increase in depreciation and amortization expense is attributable to depreciation of additional network assets due to the continued build-out of our network.

     Interest. Interest expense for the year ended December 31, 1999 was $81.1 million as compared to $30.9 million for the comparable period in 1998. The increase was primarily attributable to the interest and related costs associated with the issuance in January 1999 of $200 million aggregate principal amount of 10-3/8% senior notes due 2009 ("Senior Notes due 2009") and $85 million aggregate principal amount of 10-3/8% senior notes due 2006 ("Senior Notes due 2006") and the issuance in November 1999 of $225 million aggregate principal amount of 10-1/2% senior notes due 2006 ("New Senior Notes due 2006") and $275 million aggregate principal amount of 11% senior notes due 2009 ("New Senior Notes due 2009").

     Interest income, included in other income/(expense), for the year ended December 31, 1999 was $28.7 million as compared to $10.0 million for the comparable period in 1998. The increase in interest income was the result of investing the excess cash generated from the issuance of the senior notes in January and November 1999 in various highly liquid investments.

     Foreign Currency Losses. Foreign currency losses were minimal for the year ended December 31, 1999 as compared to $11.3 million for the comparable period in 1998. The losses in 1998 were primarily the result of foreign exposure from the issuance of the senior notes in U.S. dollars and other U.S. dollar cash and payables balances, the weakening of the dollar versus European currencies in the third and fourth quarter and losses on several forward exchange contracts.

YEAR ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

     Revenue. Our consolidated revenue for the year ended December 31, 1998 was $85.3 million as compared to $5.4 million for the comparable period in 1997. The growth in revenue is attributable to the continued deployment of our network as well as the inclusion of Ebone, which had revenue of $17.7 million for the period from the date of acquisition through December 31, 1998.

     Telecommunication Services. Our telecommunication services costs for the year ended December 31, 1998 were $41.8 million, or 49.0% of revenue, compared to $6.8 million, or 125.9% for the comparable period in 1997. The increase in cost of revenue for the year ended December 31, 1998 was primarily due to increased costs related to operating and maintaining the network as it is continued to be deployed, as well as the increase in local access costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 1998 were $28.3 million, or 33.2% of revenue, as compared to $17.9 million, or 331.5% of revenue, for the comparable period in 1997. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel as the number of employees grew to 265 at December 31, 1998 from 130 at December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 1998 was $28.6 million as compared to $5.2 million in 1997. The increase in depreciation and amortization expense is attributable to depreciation of additional network assets due to the continued build-out of our network.

     Interest. Interest expense for the year ended December 31, 1998 was $30.9 million as compared to $12.8 million for the comparable period in 1997. The increase was primarily the result of incurring a full year of interest and related costs associated with our issuance in August 1997 of $265.0 million aggregate principal amount of 11-1/2% Senior Notes due 2007 (the "Senior Notes due 2007") in 1998 as compared to only five months of interest and costs in 1997.

     Interest income, included in other income/(expense), for the year ended December 31, 1998 was $10.0 million as compared to $6.6 million for the comparable period in 1997. The increase in interest income was the result of investing the excess cash generated from the issuance of the Senior Notes due 2007 in various highly liquid investments.

Foreign Currency Losses. Foreign currency losses were $11.3 million for the year ended December 31, 1998 as compared to $0.4 million for the comparable period in 1997. The losses in 1998 were primarily the result of foreign exposure from the issuance of the Senior Notes due 2007 in U.S. dollars and other U.S. dollar cash and payables balances, the weakening of the dollar versus European currencies in the third and fourth quarter and losses on several forward exchange contracts.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1999, we issued $200 million aggregate principal amount of 10-3/8% senior notes due 2009 ("Senior Notes due 2009") and $85 million aggregate principal amount of 10-3/8% senior notes due 2006 ("Senior Notes due 2006"). In November 1999, we issued $225 million aggregate principal amount of 10-1/2% senior notes due 2006 ("New Senior Notes due 2006") and $275 million aggregate principal amount of 11% senior notes due 2009 ("New Senior Notes due 2009").

     Development of our network has been capital intensive. We currently expect that we will incur through December 31, 2000, between $500.0 million to $600.0 million in capital expenditures, including capital lease obligations, to expand the reach and capacity of our network, and to construct intracity fiber networks and data- and Web-hosting centers in our target metropolitan markets. We believe existing cash balances and our projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require that we delay or abandon our plans for expanding the reach and capacity of our network, and constructing our planned intracity fiber networks and data- and Web-hosting centers which could jeopardize our viability.

     We are currently evaluating entering into, through a wholly owned subsidiary, a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of up to $500 million in the first quarter of 2000. The New Credit Facility would be used for the development of our network.

     We had a positive working capital of $563.9 million and $70.7 million as of December 31, 1999 and 1998, respectively. We had cash and cash equivalents of $565.4 million and $130.1 million at December 31, 1999 and 1998, respectively. We had $18.4 million and $30.1 million of restricted cash at December 31, 1999 and 1998, respectively. The restricted cash at December 31, 1999 primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases associated with the Rabo Facility. The restricted cash at December 31, 1998 primarily represents our obligation to place into escrow the first four scheduled semi-annual interest payments on the Senior Notes due 2007.

     During the year ended December 31, 1999, we provided $102.7 million cash from operating activities compared with providing $45.0 million for the comparable period in 1998. Investing activities used cash of $395.3 million for the year ended December 31, 1999 as compared to using cash of $92.8 million for the comparable period in 1998.

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

YEAR 2000 COMPLIANCE

We initiated a Year 2000 compliance program during 1998 to address the risks associated with the Year 2000 issue and to avoid material loss or impact to us or our customers due to these risks. We experienced no material problems relating to the Year 2000 issues. We incurred approximately $0.9 million in costs, $0.7 million of which we incurred during 1999, to ensure that business would continue without incident after December 31, 1999. We are continually monitoring all of our systems; however, we believe that any and all additional Year 2000 issues or concerns that may arise will be addressed and corrected by March 31, 2000.

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

     We have entered into a foreign currency swap agreement in order to mitigate our exposure on some of our US dollar denominated debt. We also attempt to mitigate this and other exposures from debt obligations denominated in exposed currencies by maintaining assets in the exposed currency wherever possible. We find it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                                                                                  FAIR VALUE
                                                     2000   2001  2002   2003    2004    THEREAFTER     TOTAL      12/31/99
                                                     ----   ----  ----   ----    ----    ----------  -----------  -----------
                                                                                (IN THOUSANDS)
        LONG-TERM DEBT, INCLUDING CURRENT PORTION:
        Fixed rate..............................      66     56    51     51      55     $1,057,762   $1,058,041   $1,067,486
        Avg. interest rate......................      --     --    --     --      --           10.8%          --           --

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

                                                                                                                      FAIR VALUE
                                      2000         2001         2002       2003     2004     THEREAFTER     TOTAL      12/31/99
                                    --------     --------     --------     ----     ----     ----------    -------    ----------
                                                                    (IN THOUSANDS)

LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
US Dollars
  Fixed rate ..................           --           --           --       --       --     $465,000      $465,000    $469,950
  Avg. interest rate ..........           --           --           --       --       --         11.0%           --          --
CURRENCY SWAP AGREEMENTS
  RELATED TO LONG-TERM DEBT:
Receipt of USD
  Notional amount .............     $ 30,475     $ 30,475     $295,475       --       --           --      $356,425    $286,587
  Avg. contract rate ..........         1.82         1.82         1.82

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         GLOBAL TELESYSTEMS EUROPE B.V.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR END FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Ernst & Young Reviseurs d'Entreprises S.C.C., Independent
     Auditors.............................................................     33
Consolidated Balance Sheets as of December 31, 1999 and 1998..............     34
Consolidated Statements of Operations for the three years ended December
     31, 1999.............................................................     35
Consolidated Statements of Cash Flows for the three years ended December
     31, 1999.............................................................     36
Consolidated Statements of Shareholders' Equity for the three years ended
     December 31, 1999....................................................     37
Notes to Consolidated Financial Statements................................     38

             REPORT OF ERNST & YOUNG REVISEURS D'ENTREPRISES S.C.C.
                              INDEPENDENT AUDITORS

To the Board of Directors and the Shareholders of Global TeleSystems Europe B.V.

     We have audited the accompanying consolidated balance sheets of Global TeleSystems Europe B.V. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems Europe B.V. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young Reviseurs d'Entreprises S.C.C.

Represented by
M. Guns
Partner

Brussels, Belgium
February 4, 2000

                         GLOBAL TELESYSTEMS EUROPE B.V.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1999      1998
                                                          ----------  ----------
Current assets
  Cash and cash equivalents............................   $  565,402  $  130,081
  Restricted cash......................................       18,385      30,062
  Accounts receivable, net of allowance for
     doubtful accounts of $4,876 and $887,
     respectively......................................       83,267      48,034
  Due from affiliated companies........................       49,229       2,164
  Other assets.........................................       51,257      29,810
                                                          ----------  ----------
          Total current assets.........................      767,540     240,151
Property and equipment
  Communications equipment.............................      518,018     374,959
  Furniture, fixtures and other........................       16,153       8,404
  Construction in process..............................      300,954      84,168
                                                          ----------  ----------
                                                             835,125     467,531
  Accumulated depreciation.............................      (78,673)    (28,547)
                                                          ----------  ----------
Property and equipment, net............................      756,452     438,984
Goodwill and intangible assets, net of
     accumulated amortization of $25,094
     and $10,645, respectively.........................      268,577      50,519
Other non-current assets...............................       17,441      14,456
                                                          ----------  ----------
          TOTAL ASSETS.................................   $1,810,010  $  744,110
                                                          ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Deferred revenue.....................................   $   66,170  $   32,255
  Interest payable.....................................       42,456      11,435
  Accounts payable.....................................       29,989      57,587
  Accrued expenses.....................................       27,856      15,025
  Due to affiliated companies..........................       26,063      15,976
  Current portion of capital lease
     obligations.......................................       11,120      37,135
                                                          ----------  ----------
          Total current liabilities....................      203,654     169,413

Long-term debt.........................................    1,057,975     265,353
Long-term capital lease obligations....................      171,861     190,378
Deferred revenue and other
     non-current liabilities...........................      118,132      63,259
                                                          ----------  ----------
          TOTAL LIABILITIES............................    1,551,622     688,403
Commitments and contingencies
Minority interest......................................          --       27,759

                              SHAREHOLDERS' EQUITY


Common stock, 1000 guilders par value;
     297,000 shares authorized; 200,316
     and 196,716 shares issued and
     outstanding, respectively.........................      101,518     100,110
Additional paid-in capital.............................      237,610      33,334
Accumulated other comprehensive loss...................       (5,548)     (1,300)
Accumulated deficit....................................      (75,192)   (104,196)
                                                          ----------  ----------
          TOTAL SHAREHOLDERS' EQUITY...................      258,388      27,948
                                                          ----------  ----------
          TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY....................   $1,810,010  $  744,110
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1999       1998     1997
                                               ---------  ---------  ---------

Revenues....................................   $ 304,363  $  85,251  $   5,373
Operating costs and expenses:
  Access and network services...............      91,975     41,848      6,842
  Selling, general and administrative.......      50,909     28,273     17,868
  Depreciation and amortization.............      68,726     28,638      5,229
                                               ---------  ---------   --------
Total operating expenses                         211,610     98,759     29,939
                                               ---------  ---------   --------
Income (loss) from operations...............      92,753    (13,508)   (24,566)
Other income/(expense):
  Interest expense..........................     (81,133)   (30,852)   (12,826)
  Foreign currency losses...................         (25)   (11,308)      (367)
  Other, net................................      28,236      9,076      6,596
                                               ---------  ---------   --------
                                                 (52,922)   (33,084)    (6,597)
                                               ---------  ---------   --------
Net income (loss) before income taxes.......      39,831    (46,592)   (31,163)
Income taxes................................      10,827      2,343         --
                                               ---------  ---------   --------
Net income (loss)...........................   $  29,004  $ (48,935)  $(31,163)
                                               =========  =========   ========
Net income (loss) per share:
     Basic..................................   $  146.17  $ (255.15)  $(346.42)
                                               =========  =========   ========
     Diluted................................   $  144.74  $ (255.15)  $(346.42)
                                               =========  =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           1999          1998         1997
                                                        ----------    ----------   ----------

OPERATING ACTIVITIES
Net income (loss)...................................    $   29,004    $  (48,935)  $  (31,163)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.....................        73,630        29,921        5,731
  Fair value adjustment for foreign currency               (39,487)       28,650           --
  instruments.......................................
  Other.............................................           682         2,362        2,651
  Changes in assets and liabilities:
     Accounts receivable............................       (76,965)      (37,543)      (2,116)
     Deferred revenues..............................       116,027        64,819        1,412
     Accounts payable and accrued expenses..........        24,116        28,737       30,991
     Other changes in assets and liabilities........       (24,300)      (23,054)     (11,923)
                                                        ----------    ----------   ----------
          Net cash provided by (used in) operating
            activities..............................       102,707        44,957       (4,417)
INVESTING ACTIVITIES
  Purchases of property and equipment...............      (389,834)     (131,866)     (51,830)
  Acquisitions-- net of cash acquired...............       (15,667)       13,352           --
  Restricted cash...................................        11,183        27,774      (55,636)
  Other investing activities........................        (1,003)       (2,018)          --
                                                        ----------    ----------   ----------
          Net cash used in investing activities.....      (395,321)      (92,758)    (107,466)
FINANCING ACTIVITIES
Proceeds from debt..................................       836,254            --      268,678
Repayments of debt..................................       (47,248)      (32,523)          --
Payment of debt issue costs.........................       (26,320)         (825)     (14,139)
Net proceeds from exercise of stock options and
  issuance of common stock..........................         2,279           600       50,993
Proceeds from shareholders' loans...................            --            --       13,205
Due to affiliated companies, net....................       (43,372)       11,285       (1,237)
                                                        ----------    ----------   ----------
          Net cash provided by (used in) financing
            activities..............................       721,593       (21,463)     317,500
Effect of exchange rate changes on cash and cash
  equivalents.......................................         6,342        (4,982)      (3,303)
                                                        ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents       435,321       (74,246)     202,314
Cash and cash equivalents at beginning of year......       130,081       204,327        2,013
                                                        ----------    ----------   ----------
Cash and cash equivalents at end of year............    $  565,402    $  130,081   $  204,327
                                                        ----------    ----------   ----------

    The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         ACCUMULATED
                                         COMMON STOCK      ADDITIONAL       OTHER                          TOTAL
                                    -------------------      PAID-IN    COMPREHENSIVE  ACCUMULATED    SHAREHOLDERS'
                                     SHARES     AMOUNT       CAPITAL         LOSS         DEFICIT        EQUITY
                                    -------    --------    ----------   -------------   -----------   ------------
BALANCE AT DECEMBER 31, 1996.....        80    $     45    $  5,926     $    316        $ (24,098)     $(17,811)
Recapitalization, net of tax.....   190,388      96,712       4,633           --              --        101,345
Compensatory stock options.......        --          --       2,613           --              --          2,613
Pushdown accounting adjustment...        --          --       8,657           --              --          8,657
Translation adjustment...........        --          --          --       (3,981)             --         (3,981)
Net loss.........................        --          --          --           --          (31,163)      (31,163)
                                    -------    --------    --------       ------        ---------      --------
Comprehensive loss...............                                                                       (35,144)
                                                                                                       --------
BALANCE AT DECEMBER 31, 1997.....   190,468    $ 96,757    $ 21,829     $ (3,665)       $ (55,261)     $ 59,660
Proceeds from exercise of
  stock options..................     6,248       3,353      (2,753)          --               --           600
Compensatory stock options.......        --          --       1,060           --               --         1,060
Pushdown accounting adjustment...        --          --      13,198           --               --        13,198
Translation adjustment...........        --          --          --        2,365               --         2,365
Net loss.........................        --          --          --           --          (48,935)      (48,935)
                                     ------    --------    --------      -------        ---------      --------
Comprehensive loss...............                                                                       (46,570)
                                                                                                       --------
BALANCE AT DECEMBER 31, 1998.....   196,716    $100,110    $ 33,334     $(1,300)        $(104,196)     $ 27,948
Proceeds from exercise of
  stock options..................     3,600       1,408         871          --                --         2,279
Pushdown accounting adjustment...        --          --     203,405          --                --       203,405
Translation adjustment...........        --          --          --      (4,248)               --        (4,248)
Net income.......................        --          --          --          --            29,004        29,004
                                     ------    --------    --------     -------         ---------      --------
Comprehensive income.............                                                                        24,756
                                                                                                       --------
BALANCE AT DECEMBER 31, 1999.....   200,316    $101,518    $237,610     $(5,548)        $ (75,192)     $258,388
                                    =======    ========    ========     ========        -========      ========

    The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems Europe B.V. ("the Company", formerly Hermes Europe Railtel B.V.) is one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. The Company operates a centrally managed fiber optic network (the "Network") in Europe connecting various cities with service to the United States provided through capacity leased on transatlantic cables. In addition, the Company operates a Tier 1 Internet backbone network that connects European service providers to the Internet.

     The Company was formed on July 6, 1993 and is 98.4% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

     For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS Carrier Services, Inc., from 1993 through 1999, of the Company's common shares, that were held by nonaffiliated entities of GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect, through December 31, 1999, of the allocation of the purchase price paid by GTS Carrier Services, Inc. has resulted in goodwill of approximately $228.8 million, which is being amortized on a straight-line basis over the estimated useful lives, generally twenty years.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Global TeleSystems Europe B.V. and all wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $18.4 million and $30.1 million of restricted cash at December 31, 1999 and 1998, respectively. The restricted cash is primarily related to cash held in escrow for bank guarantees in 1999 and for interest payments in 1998.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives ranging from five to ten years for communications equipment and five to ten years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process, which is currently related to the configuration and buildout of the network, is transferred to communications equipment as construction is completed and/or equipment is placed in service. Depreciation is recorded commencing with the first full month that assets are placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company capitalized $13.0 million and $4.9 million of interest costs in 1999 and 1998, respectively. The Company did not capitalize any interest in 1997.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over the estimated useful lives, generally twenty years. Intangible assets, primarily deferred financing costs and licenses are amortized on a straight-line basis over the lesser of their estimated useful lives or their contractual term, generally three to ten years. In accordance with APB 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its deferred financing costs.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. Based on its analysis for the years ended December 31, 1999 and 1998, the Company determined that there was not an impairment of its long-lived assets.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. Deferred taxes are reflected net of permanent differences for pushdown accounting adjustments.

FOREIGN CURRENCY TRANSLATION

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). As of January 1, 1999, the functional currency for the Company has been the Euro. Prior to January 1, 1999, the functional currency of the Company was the Belgian franc. In most instances, either the local currency or the Euro is considered the functional currency for the Company's subsidiaries. The accounting records of the subsidiaries are remeasured into the functional currency, consolidated and then translated into U.S. dollars for the purpose of preparing the accompanying financial statements in accordance with accounting principles generally accepted in the United States. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive loss, a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in operations.

REVENUE RECOGNITION

     The Company's revenue is associated with its customers' right to use the Network and is recognized on a straight-line basis over the terms of the customer contracts. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

     Based on its organizational structure, the Company operates in one reportable segment providing telecommunications services mainly to businesses and other organizations located principally in the European Union.

NET LOSS PER SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. Employee stock options have been excluded from the 1998 and 1997 net loss per share calculation because their effect would be anti-dilutive. There are no reconciling items in the numerator of the Company's net income (loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income (loss) per share calculation:


                                             AS OF DECEMBER 31,
                                       -----------------------------
                                         1999        1998      1997
                                       -------     -------    ------
Weighted Average Shares Outstanding    198,431     191,790    89,957
Common Stock Equivalents..........       1,952          --        --
                                       -------     -------    ------
Diluted Shares Outstanding........     200,383     191,790    89,957
                                       =======     =======    ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market rates. The fair value of the Company's principal fixed rate long-term debt is as follows (in thousands):

                                                                 AS OF DECEMBER 31,
                                                   ---------------------------------------------
                                                            1999                    1998
                                                   ----------------------  ---------------------
                                                                 CARRYING              CARRYING
                                                   FAIR VALUE      VALUE   FAIR VALUE    VALUE
                                                   ----------   ---------  ----------  ---------

11% Senior Notes Due 2009, Euro................... $ 281,416    $ 278,630  $      --   $      --
10-3/8%  Senior Notes Due 2009 and 2006,
     USD and Euro.................................   283,122      286,122         --          --
11-1/2% Senior Notes Due 2007, USD................   272,950      265,000    285,538     265,000
10-1/2% Senior Notes Due 2006, Euro...............   229,680      227,970         --          --

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 1999 and 1998, the Company maintained most of its cash and cash equivalents in high quality U.S. and European financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk.

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

     The Company currently accounts for its existing derivative under SFAS No. 52, "Foreign Currency Translation." In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a material effect on its results of operations or financial position.

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

NOTE 3: DEBT OBLIGATIONS

    Company debt consists of (in thousands):

                                                                 DECEMBER 31,
                                                            -------------------
                                                               1999      1998
                                                            --------   --------
Senior notes, due August 15, 2007 at 11-1/2%
 interest payable semiannually.......................     $  265,000   $265,000


Senior notes, due December 1, 2009 at 11%
 interest payable semiannually.......................        278,630         --

Senior notes, due December 1, 2006 at 10-1/2%
 interest payable semiannually.......................        227,970         --

Senior notes, due January 15, 2009 at 10-3/8%
 interest payable semiannually.......................        200,000         --
Senior notes, due January 15, 2006 at 10-3/8%
 interest payable semiannually.......................         86,122         --

Other financing agreements...........................            319        410
                                                           ---------   --------
Total debt outstanding...............................      1,058,041    265,410
Less: debt maturing within one year..................             66         57
                                                          ----------   --------
          Total long-term debt.......................     $1,057,975   $265,353
                                                          ==========   ========

     In November 1999, the Company issued ?225.0 million aggregate principal amount of 10.50% notes due 2006 (the "New Senior Notes 2006") and ?275.0 million aggregate principal amount of 11% notes due 2009 (the "New Senior Notes 2009, " and together, the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company. The New Senior Notes 2009 are redeemable in whole or in part, at our option at any time on or after December 1, 2004 at a price ranging from 105.50% to 100.0% of the principal amount. A portion of the New Senior Notes 2009 notes are also redeemable at any time prior to or from time to time prior to December 1, 2002 at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the proceeds of public equity offerings or strategic equity investments of at least $75.0 million, provided that following such redemption at least two-thirds of the principal amount of such notes remain outstanding. The New Senior Notes 2006 notes are not so redeemable.

     In January 1999, the Company issued aggregate principal amount $200 million of senior notes due January 15, 2009 (the "Senior Notes due 2009") and ?85 million (approximately $100 million) of senior notes due January 15, 2006 (the "Senior Notes due 2006"). The Senior Notes due 2006 and the Senior Notes due 2009 are general unsecured obligations of the Company, with interest payable semiannually at a rate of 10.375%. The Company may redeem the Senior Notes due 2009 in whole or in part, any time on or after January 15, 2004 at specific redemption prices. The Company may redeem the Senior Notes due 2006, in whole or in part, any time on or after January 15, 2003 at specific redemption prices. The Company may also redeem the Senior Notes due 2009 and the Senior Notes due 2006 at a price equal to 110.375% of the principal amounts prior to January 15, 2002 with net cash proceeds of a public equity offering with gross proceeds of at least $75 million or in certain other circumstances specified in the indentures for the Senior Notes due 2009 and the Senior Notes due 2006 provided, however that at least two-thirds of the principal amount of the Senior Notes due 2009 and the Senior Notes due 2006 originally issued remain outstanding after each such redemption.

     In August 1997, the Company issued aggregate principal amount $265.0 million of senior notes due August 15, 2007 (the "Senior Notes due 2007"). The Senior Notes due 2007 are general unsecured obligations of the Company, with interest payable semiannually at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering was placed in escrow for the first four semiannual interest payments commencing on February 15, 1998. The Company may redeem the Senior Notes due 2007, in whole or in part, any time on or after August 15, 2002 at specific redemption prices. The Company may also redeem the Senior Notes due 2007 at a price equal to 111.5% of the principal amount prior to August 15, 2000 with net cash proceeds of a public equity offering with gross proceeds of at least $75.0 million or in certain other circumstances specified in the indenture for the Senior Notes due 2007, provided, however, that at least two-thirds of the principal amount of the Senior Notes due 2007 originally issued remain outstanding after each such redemption.

     In August 1999, the Company entered into a term-sheet, with a bank, for a $35 million Credit Facility, which enabled the Company to issue performance or payment guarantees in the ordinary course of business. During the first quarter of 2000, the Company expects that it will finalize this credit facility which will then allow the Company to draw down cash against this facility.

     Aggregate maturities of long-term debt, as of December 31, 1999, are as follows: 2000 -- $0.07 million, 2001 -- $0.06 million, 2002 -- $0.05 million,
2003 -- $0.05 million, 2004 -- $0.07 million, and $1,057.7 million thereafter.

NOTE 4: EMPLOYEE BENEFITS

     The Company established a defined benefit pension plan in 1995 that covers substantially all of its employees upon twenty-five years of age and at least one year of service. The benefits are based on years of service and the employee's compensation. The Company has entered into an arrangement, an investment contract, with an insurance company for the provision of a group insurance policy ("the Policy"). Premium payments for the Policy are partly paid by the employee, based on specified terms that reflect the employee's annual salary, with the remaining premium paid by the employer. The Company's pension costs for 1999, 1998 and 1997 were $1.8 million, $1.0 million and $0.7 million, respectively.

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net income (loss) for the years ended December 31, 1999 and 1998, respectively would have been approximately $28.9 million and $(49.1) million.

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

     Additional information with respect to stock option activity is summarized as follows:


                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                   1999                   1998
                                            ------------------     -----------------
                                                      WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE
                                                      EXERCISE              EXERCISE
                                            SHARES      PRICE       SHARES    PRICE
                                            ------   ---------     ------    -------
Outstanding at beginning of year........     3,918   $  815.68     10,166    $379.92
Options granted.........................        --          --         --         --
Options exercised.......................    (3,600)     632.46     (6,248)    107.20
Options canceled or expired.............        --          --         --         --
                                            ------                 ------
Outstanding at end of year..............       318    2,887.62      3,918     815.68
                                            ======                 ======
Options exercisable at year end.........        --         --       2,967    $421.01

    The following table summarizes information about stock options outstanding:


                                        AVERAGE       WEIGHTED                 WEIGHTED
                                       REMAINING       AVERAGE                  AVERAGE
  EXERCISE PRICE AT     NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER     EXERCISE
 DECEMBER 31, 1999:   OUTSTANDING      (IN YEARS)       PRICE     EXERCISABLE   PRICE
-------------------   -----------   ---------------   ---------   -----------  --------
$2,887.62..........       318              7          $2,887.62         --          --
                      ===========                     =========   -----------  --------

     In June 1998, certain employees of the Company received an aggregated restricted stock award of 60,000 shares of GTS common stock, which vest pro rata over two years. The Company incurred non-cash charges of $0.7 million and $0.4 million in 1999 and 1998, respectively, based on the market price of the GTS common stock of $21.75 at date of grant.

     During 1998, the Company established the Ebone Value Creation Plan (the "Ebone Plan"), in order to allow the employees of Ebone to benefit from any increase in the fair value of Ebone. Under terms of the Ebone Plan, an aggregate 15,000 units, with a maximum value of $1,000 per unit based on the fair value of Ebone at designated periods as determined by a third-party investment bank, may be allocated to the employees over the term of the plan. As of December 31, 1998, 1,375 units had been allocated to the employees. In connection with purchase of the 25% minority interest in Ebone in May 1999, (see Note 10, "Acquisition") the Ebone Plan was revised (the "New Ebone Plan"). Under the New Ebone Plan, 7,300 units, with a value of $750 per unit, were allocated to the employees. No additional units will be allocated. Unit holders received a payment of 20% of the agreed value on September 30, 1999. The remaining payments will be made on September 30, 2001 (40%) and September 30, 2002 (40%). Payments are conditioned on the unit holders remaining in employment at the relevant dates. The Company recognized a compensation charge of $1.5 million and $1.0 million for the years ended December 31, 1999 and 1998, respectively, in connection with the Ebone Plan.

NOTE 5: INCOME TAXES

     The components of income/(loss) before income taxes were as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1999         1998        1997
                                             --------     --------    --------
Pretax income (loss):
  Domestic (the Netherlands)..............   $(12,323)    $(32,617)   $ (8,628)

  Foreign.................................     52,154      (13,975)    (22,535)
                                             --------     --------    --------
                                             $ 39,831     $(46,592)   $(31,163)
                                             ========     ========    ========

     For the years ended December 31, 1999 and 1998, the Company recorded $10.8 million and $2.3 million, respectively, in income tax expense that related exclusively to its current provision for foreign taxes. There was no similar income tax expense for the year ended December 31, 1997.

     A deferred tax asset is recorded on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets (in thousands):


                                                         DECEMBER 31,
                                                     -------------------
                                                        1999       1998
Deferred tax assets:
  Net operating loss carryforwards.................  $ 29,000   $ 32,600
                                                     --------   --------
     Total deferred tax asset......................    29,000     32,600

  Less: valuation allowance........................   (29,000)   (32,600)
                                                     --------   --------
          Total....................................  $     --   $     --
                                                     ========   ========

     As of December 31, 1999, the Company had net operating loss carry forwards for Belgian, Dutch and Irish income tax purposes of approximately $98.0 million, which are recoverable from profits for an unlimited period of time.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997, respectively (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1999         1998         1997
                                                   ---------    ---------    ---------
Push down accounting entry....................     $ 213,739    $  18,052    $   8,818
Capitalization of leases......................        58,939      120,556      139,135
Offset receivable and payable.................        32,000           --           --
Transfer of  shareholders' loans to equity....            --           --       48,491
Contribution  of  fiber  optic  cable lease...            --           --        1,989


     The Company paid interest of $60.3 million, $36.0 million and $1.2 million in 1999, 1998 and 1997, respectively. The Company paid income taxes of $2.7 million and $2.8 million in 1999 and 1998, respectively. The Company did not pay taxes in 1997.

NOTE 7: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has various operating leases for office space, equipment and car rental. The obligations extend through 2022. Beginning in 2002, certain of the leases have options to cancel upon payment of certain penalties.

     Rental expense aggregated approximately $3.3 million, $2.0 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

CAPITAL LEASES

     Assets and liabilities under capital leases are included in the consolidated balance sheets as follows (in thousands):


                                                                DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Telecommunications equipment in service...................  $295,732   $271,343
Less: accumulated amortization............................    30,839      9,837
                                                            --------   --------
                                                            $264,893   $261,506
                                                            ========   ========

     Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1999 were as follows (in thousands):


                                                    CAPITAL LEASES   OPERATING LEASES
                                                    --------------   ----------------
December 31, 2000...................................  $  26,985          $  3,014
             2001...................................     28,066             3,000
             2002...................................     28,425             2,932
             2003...................................     28,628             2,932
             2004...................................     29,234             2,685
Thereafter..........................................    221,440             9,768
                                                      ---------          --------
Total minimum lease payments........................    362,778          $ 24,331
                                                                         ========
Less amount representing interest...................    179,797
                                                      ---------
Present value of net minimum lease payments             182,981
Less current portion of capital lease obligations...     11,120
                                                      ---------
Long-term portion of capital lease obligations......  $ 171,861
                                                      =========

MAJOR CUSTOMERS

    In 1998, the Company had two major customers, representing $9.5 million and $9.3 million or 11.1% and 10.9% of revenue, respectively. In 1997, the Company had two major customers, representing $1.8 million and $1.2 million or 34.2% and 21.7% of revenue, respectively. There were no major customers in 1999.

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

NOTE 8: RELATED PARTY TRANSACTIONS

     On October 15, 1999, GTS entered into an exchange agreement with all of the minority interest holders of the Company's common shares and grantees of stock options to purchase common shares of the Company that provides for the acquisition by GTS of their equity interest in the Company. Specifically, the agreement provides that GTS will acquire the respective minority interest holders' common shares in the Company that have been held by them for a period greater than six months based on the current fair market value of the Company on the date of the exchange, as determined by a globally-recognized investment banking firm that is mutually acceptable to the parties to the agreement. The agreement also provides that GTS would issue its common shares to the Company's minority interest holders based on the fair market value of GTS common shares on the date of the exchange.

     Pursuant to this agreement and effective October 15, 1999, GTS exchanged 5,985,930 of its common shares for 6,565 of the Company's common shares. This transaction resulted in aggregate purchase consideration of approximately $134.2 million and as a result the Company reflected incremental goodwill of approximately $133.0 million.

     Further, minority interest holders of the Company have additional beneficial ownership rights in the Company's common shares and stock options to purchase common shares, totaling 3,600 common shares. As stated previously, GTS has agreed to acquire these Company common shares in the future; however, future acquisitions will be based on future fair market values of the Company and GTS.

     In January 1999, a subsidiary of GTS entered into an agreement with FLAG Telecom, to establish a 50/50 joint venture, called FLAG Atlantic Limited, to build and operate the world's first transatlantic dual cable system designed to carry voice, high-speed data and video traffic. The joint venture has announced that this high-capacity fiber optic link between Europe and the United States, which is called FLAG Atlantic-1 ("FA-1"), is expected to begin offering unprotected services in the first quarter of 2001 and fully protected services in the second quarter of 2001. On October 13, 1999, GTS announced that it has committed to purchase one dedicated fiber pair on FA-1. In December 1999, the Company purchased the dedicated fiber pair from GTS for $250 million. In connection with this purchase in December 1999, GTS made an equity contribution of $50 million to the Company. These transactions have been recorded on a net basis.

     In June 1999, GTS Carrier Services, Inc. acquired SNCB/NMBS' ownership interest of 13,610 common shares in the Company for approximately $101.3 million. In October 1998, GTS Carrier Services, Inc. acquired AB Swed Carrier's ownership interest of 6,551 common shares in the Company for approximately $5.8 million. In connection with these purchases, GTS Carriers Services, Inc. paid approximately $10.0 million to a company that was affiliated with a board member for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Carrier Services, Inc. to purchase their respective ownership interest in the Company.

     Included in revenue for the years ended December 31, 1999, 1998 and 1997, respectively is $28.2 million, $0.9 million and $0.3 million of revenue from GTS affiliates.

NOTE 9: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, the Company entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265.0 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Senior Notes"). The Company remeasured the value of the swap as of December 31, 1999 and 1998 and the resulting change in value of $39.5 million and $27.8 million, respectively, has been recorded as a non-current liability on the balance sheet and recognized as a foreign currency item in the statement of operations. The foreign currency effect recognized on marking the Swap to its remeasured value for the years ended December 31, 1999 and 1998 was offset in the statement of operations by the revaluation of the Senior Notes.

NOTE 10: ACQUISITION

     On June 24, 1998, the Company completed the acquisition for approximately $99.5 million of a 75% interest in Ebone. The Company funded the acquisition with proceeds of a short-term bank loan, which has been repaid. Ebone is a Tier 1 Internet backbone provider, principally serving as a carriers' carrier for European Internet service providers. As part of the transaction, Ebone purchased, under a transmission capacity agreement, long-term capacity rights on the Network valued at approximately $99.5 million. In addition to the majority interest held by the Company, Ebone's ownership structure included many of Ebone's existing customers, which owned the balance of the shares through an association (the "Association"). The members of the Association were offered the right to buy shares of Ebone in the third quarter of 1998; however, the Company's ownership interest in Ebone was not reduced as a result of the acceptances of this offer.

     The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair value of assets acquired of $19.7 million was allocated to goodwill. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone from the Association for a purchase price of $35 million. The purchase price was comprised of cash of $15 million and the issuance to the Association of capacity rights on the Network valued at $20 million (the "Rights"). Rights may be applied by members of the Association, in lieu of cash, to the payment of future invoices related to services provided by the Company or Ebone on contracts for services entered into through May 31, 2003. The Association assigned these Rights among its members by October 1, 1999 and once assigned, the Rights are non-transferable. The excess of the purchase price over the fair value of the assets acquired of $9.2 million was allocated to goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MEMBERS OF THE BOARD OF SUPERVISORY DIRECTORS AND THE BOARD OF MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Members of the Board of Supervisory Directors and the Board of Managing Directors and executive officers and their respective ages as of December 31, 1999 and positions are set forth below.

BOARD OF SUPERVISORY DIRECTORS

NAME                  AGE                         POSITION
----                  ---                         --------
Robert J. Amman       61    President and Chief Operating Officer of Global
                              TeleSystems Group, Inc.
Mikel H. Williams     41    President-- Wholesale Services of Global TeleSystems
                              Group, Inc.

BOARD OF MANAGING DIRECTORS

NAME                  AGE                         POSITION
----                  ---                         --------
Jim Reynolds.......   47    Managing Director
Gerard J. Caccappolo  58    Managing Director

EXECUTIVE OFFICERS OF THE COMPANY


NAME                  AGE                        POSITION
----                  ---                        --------
Jim Reynolds.......   47   President and Managing Director (Principal
                             Executive Officer)
Gerard J. Caccappolo  58   President of Marketing and Sales and Managing
                             Director
Bruce C. Rudy......   43   Vice President of Fiber and Facilities Purchasing
John Allan Shearing   49   Vice President of Engineering
Jan De Wispelaere..   39   Vice President and General Counsel
Mikel Williams.....   41   Acting Vice President -- Chief Financial Officer
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

     While the Board of Managing Directors is the executive body of the company and is responsible for managing its affairs and representing the company in its dealings with third parties, the primary responsibility of the Board of Supervisory Directors is to supervise the policies enacted by the Board of Managing Directors and the general course of our affairs. The Board of Supervisory Directors advises the Board of Managing Directors. In the fulfilLment of their duties, members of the Board of Supervisory Directors are required to act in our best interests.

     The members of the Board of Supervisory Directors are as follows:

     Robert J. Amman. Mr. Amman was elected to GTS's Board of Directors in May 1998 and was appointed President of GTS in March 1999. Mr. Amman was Chairman, President and Chief Executive Officer of John H. Harland Company, a printing firm, from 1995 to 1998. Previously, from 1994 to 1995, he served as Vice Chairman of First Financial Management Corporation, where he was responsible for the merchant services businesses consisting of Western Union, NaBanco, Telecheck, Nationwide Credit and International Banking Technologies. From 1988 to 1994, Mr. Amman served as President and Chief Executive Officer of Western Union Corporation, where he oversaw the transformation of the firm from a telecommunications to a financial services company.

     Mikel H. Williams. Mr. Williams is President-Wholesale Services of Global TeleSystems Group, Inc. Mr. Williams served as Vice President-- Finance Operations of Global TeleSystems Group, Inc. from November 1996 - January 2000. From 1990 to 1996, he was Managing Director-- Finance and Administration of Burson-Marsteller, Washington Region. Mr. Williams served as Chief Financial Officer of Black, Manafort, Stone & Kelly from 1985 to 1990. Previously, he was a Manager with Price Waterhouse. Mr. Williams is also Acting Vice President, Finance of GTS's Carrier Services division.

BOARD OF MANAGING DIRECTORS

     The Board of Managing Directors, consisting of two members, is charged with the management of the Company in accordance with our business plan under the supervision of the Board of Supervisory Directors. Jim Reynolds acts as Managing Director. Under the Articles of Association, the Board of Managing Directors must obtain the approval of the Board of Supervisory Directors in order to take the following actions: (a) to adopt and amend our business plan and annual budget; (b) to incur expenses in excess of the adopted or amended annual budget;
(c) to incur loans outside of our ordinary business, except draw-downs of amounts previously approved on our account with a bank designated by the Board of Supervisory Directors; (d) to lend sums which exceed the amounts previously approved by the Board of Supervisory Directors outside our ordinary business;
(e) to commit us to guarantee debts of third parties outside our ordinary business; (f) to extend our business into a new line of business and to discontinue our business; and (g) to alienate a considerable part of our assets.

     The Articles of Association provide that the Board of Managing Directors shall consist of at least one member. The members of the Board of Managing Directors are appointed by the general meeting of shareholders. The general meeting of shareholders may suspend or dismiss a member of the Management Board by a vote of a majority of votes cast in a meeting in which at least four-fifths of the issued capital is present or represented. The compensation and other terms and conditions of employment of the members of the Board of Managing Directors is determined by the general meeting of shareholders.

     The members of the Board of Managing Directors are as follows:

     Jim Reynolds, President and Managing Director. Mr. Reynolds joined GTS in March 1999, and assumed his current positions at GTS Europe in June and September 1999. Mr. Reynolds was formerly chief operating officer of Esprit Telecom Group plc. His experience and track record extends over 26 years in the information technology and telecommunications field. Previously Director of Products and Services at Mercury Communications, Mr. Reynolds was responsible for the rationalization and development of the Mercury service portfolio during the period when Mercury was focusing on making major improvements to service delivery and profit. As part of this role he managed the Mercury Enterprise businesses disposing of a number of these and integrating others into the main company. Before joining Mercury in 1992, he led the first Digital Equipment product group outside the United States and spent 15 years with ITT Corporation. Mr. Reynolds is also President of GTS's Network Services division.

     Gerard J. Caccappolo, President of Marketing and Sales and Managing Director. Mr. Caccappolo joined GTS Europe in January 1995 as Director of Marketing and Sales, responsible for market and customer segmentation, services development, and pricing and sales strategies. Mr. Caccappolo also serves as President of GTS's Carrier Services division. Prior to joining GTS Europe, from September 1988 to December 1994, he was Vice President of Marketing and Sales -- International Carriers at Ascom Timeplex Equipment (Telecommunications) Manufacturer. From 1983 to 1988, Mr. Caccappolo was Vice President - Planning and Corporate Development at Bell Atlantic Corporation. He began his career at AT&T-Bell Laboratories and held a number of executive positions at AT&T.

EXECUTIVE OFFICERS OF THE COMPANY

     Mr. Caccappolo's background is described above under "Board of Managing Directors."

     Mr. Reynolds' background is described above under "Board of Managing Directors."

     Bruce C. Rudy, Vice President of Fiber and Facilities Purchasing. Mr. Rudy joined GTS Europe in 1996 and was Director of Business Development, Planning and Regulatory Affairs, responsible for business planning, financial modeling, shareholder relations and development. Mr. Rudy previously worked for Lochridge & Company, Inc. Management Consultants in Boston, where he was a senior consultant from September 1989 to December 1995.

     John Allan Shearing, Vice President of Engineering. Mr. Shearing joined GTS Europe in November 1995 as Director of Operations, with responsibility for network operations, customer service and information systems. Before joining GTS Europe, Mr. Shearing spent eight years at S.W.I.F.T. as Network Operations Director and also managing the acceptance and implementation of a new generation of network systems and applications.

     Jan De Wispelaere, Vice President and General Counsel. Mr. De Wispelaere joined GTS Europe as a consulting attorney in 1995 and has since been promoted to the position of Vice President -- Corporate Secretary and General Counsel. Prior to joining GTS Europe, from January 1994 to November 1995, Mr. De Wispelaere had been with Stanbrook & Hooper -- European Community Lawyers. Prior to that, he was with Scott Paper Company and SD Warren Group as Senior Counsel for five years. He has held since 1993 positions as a member of the Board of Directors and Management Board of the German Scott -- Feldmuhle HQ Company, as well as several Scott Paper operating entities in Europe.

     Mr. Williams' background is described above under "Board of Supervisory Directors."

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors on the Board of Supervising Directors and the Board of Managing Directors receive no fees from the Company for serving as directors.

EXECUTIVE COMPENSATION

     The following table sets forth each component of compensation paid or awarded to, or earned by, the chief executive officer (who is the Managing Director ) and the four most highly compensated executive officers other than the chief executive officer during the fiscal year ended December 31, 1999

                           Summary Compensation Table


                                                                             LONG-TERM COMPENSATION AWARDS
                                    ANNUAL COMPENSATION                  -------------------------------------
                                    -------------------   OTHER ANNUAL   RESTRICTED STOCK     SECURITIES           ALL OTHER
       NAME AND                      SALARY      BONUS    COMPENSATION       AWARD(S)       UNDERLYING OPTIONS   COMPENSATION
  PRINCIPAL POSITION         YEAR       $       ($)(2)        ($)              ($)                 (#)                ($)
----------------------       ----   --------   --------   ------------   ----------------   ------------------   ------------
Jim Reynolds (10).........    1999   $183,718   $169,474      $ 36,967         --0--            351,150(11)        $22,972(12)
  President and
  Managing Director

Gerard J. Caccappolo(1)...    1999    232,542    367,424        52,681(5)      --0--            200,000(11)          4,000(4)
  President  of               1998    191,042    126,725        83,125(5)      --0--             61,000(11)          4,000(4)
  Marketing and Sales         1997    173,750     52,500        32,043(5)      --0--              1,714(3)           4,000(4)

Bruce Rudy(1).............    1999    173,750    154,064        39,657(8)      --0--             30,000(11)          4,000(4)
  Vice President of           1998    158,417     70,755        73,017(8)      --0--             55,000(11)          4,000(4)
  Fiber and Facilities        1997    140,500     55,800        15,096(8)      --0--                476(3)           3,850(4)
  Purchasing

John Shearing.............    1999    176,916(6)  22,714(6)         --(7)      --0--             50,000(11)             --0--
  Vice President of           1998    147,051(6)  31,427(6)         --(7)      --0--             34,000(11)             --0--
  Engineering                 1997    186,678(6)  44,260(6)         --(7)      --0--                476(3)              --0--

Jan De Wispelaere.........    1999    117,484(6)  33,775(6)         --(7)    165,360(9)          26,000(11)             --0--
  Vice President and          1998   142,290(6)  22,841(6)          --(7)      --0--             20,000(11)             --0--
  General Counsel             1997    80,243(6)  35,654(6)          --(7)      --0--                476(3)              --0--

----------

(1) The terms of the named executive officer's employment are included in an agreement between the named executive officer and an affiliate of Global TeleSystems Group, Inc. Such named executive officer is seconded to GTS Europe for a fee.

(2) Represents cash bonus paid in the year indicated for services rendered in that year.

(3) For 1997, represents stock options awarded under The Key Employee Stock Option Plan of Global TeleSystems Europe B.V. (the "Hermes Railtel Stock Option Plan"). No stock options were granted in 1999 and 1998.

(4) These named executive officers participate in the GTS 401(k) plan to which GTS contributed the amounts indicated for 1998, 1997 and 1996.

(5) Mr. Caccappolo received a cost of living allowance of $4,833, $13,373 and $12,163 in 1999, 1998 and 1997, respectively, and resides in a company apartment for which the company paid the equivalent of $15,466, $16,595 and $16,109 per year in rent in 1999, 1998 and 1997, respectively. In 1999 and 1998, respectively, Mr. Caccappolo also received tax equalization payments of $24,428 and $42,278 and a gross-up payment for certain tax liabilities of $660 and $1,011. In 1998 Mr. Caccappolo received paid home leave of $3,660. In addition, we provided Mr. Caccappolo with the use of a company car in 1999, 1998 and 1997.

(6) Converted from Belgian Francs to U.S. Dollars at an exchange rate of BF37.70=$1.00, BF34.57=$1.00 and BF35.77=$1.00 in 1999, 1998 and 1997,
     respectively.

(7) Perquisites and other personal benefits paid to Mr. Shearing and Mr. De Wispelaere during 1999, 1998 and 1997 were less than the lesser of $50,000 and 10 percent of the total of annual salary and bonus reported for the named executive officer.

(8) Mr. Rudy received a housing allowance of $14,500, $14,904 and $15,096 during 1999, 1998 and 1997, respectively. In 1999, Mr. Rudy also received a cost of living allowance of $12,162 and moving expenses of $5,074. In 1998 Mr. Rudy also received a tax equalization payments of $32,501, paid home leave of $16,822, tuition reimbursement of $1,932 and a gross-up for certain tax liabilities of $1,059. In addition, we provided Mr. Rudy with the use of a company car in 1999,1998 and 1997.

(9) Mr. De Wispelaere has been granted a restricted stock award of 6,000 shares of Global TeleSystems Group, Inc. common stock which vests in equal thirds on April 5, 2000, 2001, and 2002. Based on GTS stock price of $27.56 on April 5, 1999, the grant date.

(10) Mr. Reynolds commenced employment with Global TeleSystems Group in March 1999 and with GTS Europe in June 1999. Compensation reflected is for the period June through December 1999 and is converted from British Pounds to U.S. Dollars at an exchange rate of BP1.62=$1.00.

(11) For 1999 and 1998, represents stock option for Global TeleSystems Group common stock awarded under the Global TeleSystems Group Stock Option Plan.

(12) Amounts received from employer due to pension arrangement.

                    OPTION GRANTS IN THE LAST FISCAL YEAR --
                   GLOBAL TELESYSTEMS GROUP STOCK OPTION PLAN


                           NUMBER OF SECURITIES     % OF TOTAL OPTIONS     EXERCISE OR
                                UNDERLYING         GRANTED TO EMPLOYEES    BASE PRICE     EXPIRATION        GRANT DATE
      NAME                  OPTIONS GRANTED(#)        IN FISCAL YEAR        ($/SHARE)        DATE       PRESENT VALUE($)(4)
---------------            --------------------    --------------------    -----------    ----------    ------------------

Jim Reynolds............              1,150(1)             0.0             $   29.31       03-18-05         $    2,283
                                    150,000(2)             1.2                 27.73       03-18-09          1,553,310
                                    100,000(3)             0.8                 38.08       06-17-09          1,082,030
                                    100,000(3)             0.8                 29.13       12-10-09          1,245,230

Gerard J.  Caccappolo...            100,000(3)             0.8                 38.08       06-17-09          1,082,030
                                    100,000(3)             0.8                 29.13       12-10-09          1,245,230

Bruce Rudy..............             30,000(3)             0.2                 29.13       12-10-09            373,569

John Shearing...........             50,000(3)             0.4                 29.13       12-10-09            622,615

Jan De Wispelaere.......             20,000(3)             0.2                 29.13       12-10-09            249,046

----------

(1) These options in the Global TeleSystems Group common stock fully vest on the first anniversary of the date of grant.

(2) These options in Global TeleSystems Group common stock vest over five years, with one-third vesting on the first anniversary of the date of grant and then equally on each of the next four anniversaries.

(3) These options in Global TeleSystems Group common stock vest over three years, with one-third vesting on the first anniversary of the date of grant and one thirty-sixth vesting each month thereafter.

(4) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of 0.75, risk-free interest rates ranging from 4.95% to 6.03% and expected life of five years.

             AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                         FISCAL YEAR-ENDED OPTION VALUES

                           SHARES                   NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                          ACQUIRED       VALUE     UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                             ON         REALIZED    OPTIONS AT FY-END(#)          AT FY-END($)(2)
        NAME             EXERCISE(#)     ($)(1)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------------------     -----------   ---------  -------------------------   -------------------------
Jim Reynolds...........           --          --                    -0-/-0-                    -0-/-0-
Gerard J. Caccappolo             571     450,866                    -0-/-0-                    -0-/-0-
Bruce Rudy.............          158     112,511                    -0-/-0-                    -0-/-0-
John Shearing..........          317   3,256,711                    -0-/-0-                    -0-/-0-
Jan De Wispelaere......          316   3,255,821                    -0-/-0-                    -0-/-0-

----------

(1) Based on the difference between fair value price on the date of exercise and the option exercise price.

             AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
           FISCAL YEAR-ENDED OPTION VALUES -- GLOBAL TELESYSTEMS GROUP
                                STOCK OPTION PLAN

                           SHARES                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                          ACQUIRED      VALUE      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                             ON        REALIZED     OPTIONS AT FY-END(#)           AT FY-END($)(1)
        NAME             EXERCISE(#)     ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------------------     -----------   ---------  -------------------------   -------------------------

Jim Reynolds..........        10,000     260,450             43,908/386,750       $1,232,321/$2,547,568
Gerard J. Caccappolo              --          --             12,500/309,500          142,250/ 2,564,110
Bruce Rudy............            --          --             12,500/127,500          142,250/ 1,908,150
John Shearing.........            --          --              5,000/113,000           56,900/ 1,501,940
Jan De Wispelaere.....            --          --               7,500/90,500           85,350/ 1,418,690

----------

(1) Based on the closing price of $34.75 on the New York Stock Exchange of the Global TeleSystems Group Common Stock on December 31, 1999.

KEY EMPLOYEE STOCK OPTION PLAN OF GLOBAL TELESYSTEMS EUROPE B.V.

     We have adopted the Key Employee Stock Option Plan of GTS Europe (the "New Plan"). Under the New Plan certain employees of GTS Europe will be granted stock options to purchase its common stock. Subject to adjustment in the event of certain changes in capitalization, a maximum of 24,760 shares of GTS Europe common stock are authorized for grant under the New Plan.

     The New Plan is administered by a committee composed of two members of the Board of Supervising Directors which will have broad discretion to determine who shall receive awards under the New Plan, the terms of such awards and interpret the New Plan. The New Plan shall become effective upon its adoption by the Board of Supervising Directors and shall continue in effect until 2004, unless terminated earlier by the Board of Supervising Directors.

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

PENSION PLAN

     In 1995, we established a defined benefit pension plan (the "Pension Plan") that covers substantially all of its employees that are at least twenty-five years of age and have at least one year of service. The benefits are based on years of service and the employee's compensation at retirement. Mr. Shearing participates in the Pension Plan. Each participant in the Pension Plan will receive a lump sum at retirement equal to 450% of final annual salary up to a specified ceiling which changes every year (in 1998 the ceiling was BF1,352,000) plus 910% of the excess multiplied by the years of service divided by 35. The maximum years of service taken into account under the formula is 35. The normal retirement age is 60. We have entered into an agreement with an insurance company for the provision of a group insurance policy (the "Policy"). Premium payments for the Policy are partly paid by the employee based on specified terms that consider the employee's annual salary, with the remaining premium paid by us. Premiums are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. (See Note 4 to the Notes to Consolidated Financial Statements). Upon termination of employment prior to retirement age, employer contributions cease and the participant may decide to receive the cash surrender value of the policy, to continue paying premiums or cease paying premiums but in either case maintaining the policy which is paid out according to its terms.

                                        PENSION PLAN TABLE
                                         YEARS OF SERVICE
                  -------------------------------------------------------------
 REMUNERATION          15           20           25         30           35
--------------    -----------  ----------   ----------  ----------   ----------
$125,000......    $   370,313  $  493,750   $  617,188  $  740,625   $  863,200
$150,000......        467,870     623,829      779,786     935,744    1,090,610
$175,000......        565,508     754,011      942,513   1,131,056    1,318,200
$200,000......        663,100     884,140    1,105,170   1,326,210    1,545,700
$225,000......        760,703   1,014,271    1,267,838   1,521,405    1,773,200
$250,000......        858,300   1,144,400    1,430,500   1,716,600    2,000,000
$300,000......      1,053,490   1,404,660    1,755,820   2,106,990    2,455,700
$400,000......      1,443,880   1,925,181    2,406,476   2,887,771    3,365,700
$450,000......      1,639,080   2,185,440    2,731,800   3,278,160    3,820,700
$500,000......      1,834,270   2,445,700    3,057,120   3,668,550    4,275,700

The above pension benefits are based on the following formula: (260% S1 + 910%
S2) x N/35

                                 S  =  annual salary

                                 S1 =  S up to the "ceiling"

                                 S2 =  S above the "ceiling"

                                 N  =  years of service up to a maximum of 35

For purposes of this calculation, the "ceiling" is U.S. $42,200.

EMPLOYMENT AGREEMENTS

     All the named executive officers have employment agreements with either GTS Europe (the "Company Employment Agreements") or an affiliate of Global TeleSystems Group (the "GTS Employment Agreements"). We reimburse Global TeleSystems Group for payments made to named executive officers under contracts with the affiliate Global TeleSystems Group. The Employment Agreements generally are each for a term of two to three years and include an automatic renewal provision unless either party provides notice of termination on or prior to 90 days thereof.

     Mr. Shearing's employment agreement was entered into by the parties on November 1, 1996 for an undetermined period of time. Mr. Shearing's initial annual salary was BF2,800,000, which is net of all tax and social security contributions. Mr. Shearing's gross salary for fiscal year 1999 was BF6,669,875. He may also receive a yearly performance-based bonus of up to 20% of his base salary at our discretion. Mr. Shearing participates in our pension plan and is provided with a company car.

     Mr. De Wispelaere's employment agreement was entered into by the parties on November 1, 1995 for an undetermined period of time. Mr. De Wispelaere's initial annual salary was BF2,800,000, which is net of all tax and social security contributions. Mr. DeWispelaere's gross salary for fiscal year 1999 was BF4,427,355. He may also receive a yearly performance-based bonus of up to 20% of his base salary at our discretion. Mr. De Wispelaere participates in our pension plan and is provided with a company car.


    See "Certain Relationships and Related Transactions" for a description of the GTS Employment Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common shares of GTS Europe, as of December 31, 1999 by each beneficial owner of 5% or more of the common shares and by directors and officers of GTS Europe. For the purpose of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.



                                                       SHARES OF STOCK
                                                     BENEFICIALLY OWNED
                                                  -----------------------
                                                  NUMBER OF
NAME OF BENEFICIAL OWNER                           SHARES      PERCENTAGE
---------------------------------------------     ---------    ----------
Global TeleSystems Group, Inc...............       197,033         98.5%
Gerard Caccappolo(1)........................           571            *
Bruce Rudy(1)...............................           158            *
John Shearing(1)............................           317            *
Jan De Wispelaere(1)........................           317            *
                                                   -------
All Directors and Executive Officers as
  a Group (4 persons).......................         1,363            *
                                                   -------
     Total of above.........................       198,396

                                                   =======
------------

     *   Less than 1%.

     (1) The shares are beneficially owned by these persons and GTS Europe has established a stock option plan pursuant to which key officers and employees were granted options to purchase common shares of GTS Europe. GTS Europe does not intend to grant additional options to purchase common shares of GTS Europe. See "Management-- Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF SHARES BY GTS CARRIER SERVICES

     In connection with its purchases of AB Swed Carrier's and SNCB/NMBS's minority common share interests in GTS Europe in December 1998 and June 1999, respectively, GTS Carrier Services paid approximately $10.0 million to a company that is affiliated with a member of the Supervisory Board of GTS Europe for negotiating with AB Swed Carrier and SNCB/NMBS on behalf of GTS Carrier Services to purchase their respective ownership interests in GTS Europe.

PURCHASE OF FIBER

     In January 1999, a subsidiary of GTS entered into an agreement with FLAG Telecom, to establish a 50/50 joint venture to build and operate the world's first transatlantic dual cable system designed to carry voice, high-speed data and video traffic at data transmission rates of up to 2.4 terabits per second. The joint venture has announced that this high-capacity fiber optic link between Europe and the United States, which is called FLAG Atlantic-1, is expected to begin offering unprotected services in the first quarter of 2001 and fully protected services in the second quarter of 2001. On October 13, 1999, GTS announced that it has committed to purchase one dedicated fiber pair on FLAG Atlantic-1. In December 1999, the Company purchased the dedicated fiber pair from GTS for $200 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a)   The following documents are filed as part of this report:

         1 Consolidated Financial Statements

    The following consolidated financial statements of GTS Europe B.V. are included in Part II, Item 8 of this report:

         o Report of Ernst & Young Reviseurs d'Entreprises S.C.C., Independent Auditors

         o Consolidated Balance Sheets as of December 31, 1999 and 1998

         o Consolidated Statements of Operations for each of the Three Years Ended December 31, 1999

         o Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1999

         o Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 1999

         o Notes to Consolidated Financial Statements

    2    Consolidated Financial Statement Schedules

    We have furnished Schedule II Valuation and Qualifying Accounts.

    All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

    b) Reports on Form 8-K

                        DATE OF REPORT       SUBJECT OF REPORT
                        --------------       -----------------
                        November 23, 1999    Issuance of Euro 225.0 million
                                             10.5% senior notes and Euro 275.0
                                             million 11% senior notes

c) Exhibits

 DESIGNATION             DESCRIPTION
-------------   --------------------------------------------------------------------------------------------------------------------
         3.1*       -- Deed of Incorporation and Articles of Association, as amended to date
         4.1*       -- Form of Outstanding Note (contained in Indenture filed as Exhibit 4.3)
         4.2*       -- Form of Exchange Note (contained in Indenture filed as Exhibit 4.3)
         4.3*       -- Indenture, dated August 19, 1998, among the Company, Global TeleSystems Group, Inc. and The Bank of New York,
                       as Trustee
         4.4*       -- Registration Rights Agreement, dated August 19, 1998, between the Company and Donaldson, Lufkin & Jenrette
                       Securities Corporation, UBS Securities LLC and Lehman Brothers Inc.
         4.5*       -- Escrow Agreement, dated August 19, 1998, among the Company and The Bank of New York, as Trustee and as
                       Escrow Agent
         4.6***     -- Form of Outstanding Dollar Note for the Registrant's 10 3/8% Senior Notes due 2009 (contained in Dollar
                       Indenture filed as Exhibit 4.10)
         4.7***     -- Form of Outstanding Euro Note for the Registrant's 10 3/8% Senior Notes due 2006 (contained in Euro
                       Indenture filed as Exhibit 4.11)
         4.8***     -- Form of Dollar Exchange Note for the Registrant's 10 3/8% Senior Notes due 2009 (contained in Dollar
                       Indenture filed as Exhibit 4.10)
         4.9***     -- Form of Euro Exchange Note for the Registrant's 10 3/8% Senior Notes due 2006 (contained in Euro Indenture filed as Exhibit 4.11)
         4.10***    -- Dollar Indenture, dated as of January 4, 1999, between Hermes Railtel and The Bank of New York of New York, as Trustee
         4.11***    -- Euro Indenture dated as of January 4, 1999, between Hermes Railtel and The Bank of New York, as Trustee
         4.12***    -- Dollar Registration Rights Agreement, dated as of January 4, 1999, between Hermes Railtel and Initial
                       Purchasers
         4.13***    -- Euro Registration Rights Agreement, dated as of January 4, 1999, between Hermes Railtel and Initial
                       Purchasers
         4.14****   -- Form of Outstanding Note for the Registrant's 10 1/2% Senior Notes due 2006 (contained in Indenture filed as
                       Exhibit 4.18)
         4.15****   -- Form of Outstanding Note for the Registrant's 11% Senior Notes due 2009 (contained in Indenture filed as
                       Exhibit 4.19)
         4.16****   -- Form of Exchange Note for the Registrant's 10 1/2% Senior Notes due 2006 (contained in Indenture filed as
                       Exhibit 4.18)
         4.17****   -- Form of Exchange Note for the Registrant's 11% Senior Notes due 2009 (contained in Indenture filed as Exhibit
                       4.19)
         4.18****   -- Indenture relating to the 10 1/2% Senior Notes due 2006, dated as of November 24, 1999, between the Company and United States Trust Company of New York, as Trustee
         4.19****   -- Indenture relating to the 11% Senior Notes due 2009, dated as of November 24, 1999, between the Company and
                       United States Trust Company of New York, as Trustee
         4.20****   -- Registration Rights Agreement, dated as of November 24, 1999, between the Company and Initial Purchases
        10.1*       -- Shareholders Agreement among the Company, GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
        10.2        -- [Reserved]
        10.3*       -- Employment Agreement, dated as of January 3, 1996, between SFMT, Inc. and Gerard Caccappolo
        10.4*       -- Employment Agreement, dated as of January 1, 1997, between GTS Group, Inc. and Bruce Rudy
        10.5        -- [Reserved]
        10.6*       -- Employment Agreement, dated as of September 26, 1996, between the Company and J.A. Shearing
        10.7*       -- License, dated December 18, 1997, granted by the Secretary of State for Trade and Industry relating to the
                       United Kingdom
        10.8*       -- Registration, dated July 26, 1997, granted by IBPT relating to Belgium
        10.9*       -- Authorization Letter, dated August 1, 1997, granted by Hoofdirectie Telecommunicate & Post relating to the
                       Netherlands
        10.10*      -- License, dated May 28, 1998, granted by BMPT relating to Germany
        10.11*+     -- Agreement, dated April 1, 1998, between Eastern Group Telecoms Limited and the Company
        10.12*+     -- Agreement, dated January 16, 1998, between SNCB/NMBS and the Company
        10.13*+     -- Agreement, dated February 3, 1998, between SANEF and the Company
        10.14**     -- License, dated October 22, 1998 granted by the Secretary of State of Industry relating to France
        10.15**     -- Authorization Letter, dated March 16, 1999, granted by the Deputy Director of Federal Communication Office
                       relating to Switzerland.
        10.16**+    -- Fiber Agreement, dated September 24, 1998
        10.17**+    -- Fiber Agreement, dated October 8, 1998
        10.18**+    -- Fiber Agreement, dated December 15, 1998
        10.19***+   -- Agreement, dated November 24, 1998 between COLT and Hermes Railtel
        10.20***+   -- Authorization Letter, dated March 16, 1999, granted by the Deputy Director of Federal Communication Office
                       relating to Switzerland
        10.21***+   -- Agreement dated April 3, 1999 between AT&T Unisource and Hermes Railtel
        10.22***+   -- Agreement dated November 3, 1999 between Cable & Wireless and Hermes Railtel
        21.1*****   -- List of Subsidiaries
        27.1*****   -- Financial Data Schedule for the Year Ended December 31, 1999

----------

* Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

**** Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-94339) as follows: Exhibit 4.14 was Exhibit 4.1 to the Form S-4 Registration Statement; Exhibit 4.15 was Exhibit 4.2 to the Form S-4 Registration Statement; Exhibit 4.16 was Exhibit 4.3 to the Form S-4 Registration Statement; Exhibit 4.17 was Exhibit 4.4 to the Form S-4 Registration Statement; Exhibit 4.18 was Exhibit 4.5 to the Form S-4 to the Form S-4 Registration Statement; Exhibit 4.19 was Exhibit 4.6 to the Form S-4 Registration Statement; and Exhibit 4.20 was Exhibit 4.7 to the Form S-4 Registration Statement.

***** Filed herewith.

+ Confidential material has been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hoeilaart, Belgium, on this 22nd day of March, 2000.

                                      GLOBAL TELESYSTEMS EUROPE B.V.

                                      By:           /s/ JIM REYNOLDS
                                         --------------------------------------
                                                      Jim Reynolds
                                             President and Managing Director
                                              (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2000.

           Signature                                  Title
--------------------------------       --------------------------------------

        /s/ JIM REYNOLDS               Managing Director (Principal Executive
--------------------------------         Officer) and Member of Board of
           (Jim Reynolds)                Managing Directors


       /s/ MIKEL WILLIAMS              Acting Vice President -- Chief
--------------------------------         Financial Officer (Principal Financial
          (Mikel Williams)               and Accounting Officer) and Member of
                                         Board of Supervisory Directors


      /s/ ROBERT J. AMMAN              Member of Board of Supervisory Directors
--------------------------------
         (Robert J. Amman)


     /s/ GERARD J. CACCAPPOLO          Member of Board of Managing Directors
--------------------------------
        (Gerard J.Caccappolo)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                  COL. B            COL. C             COL. D       COL. E
 ---------------------------------  ----------  -----------------------  ----------   ---------
                                                       ADDITIONS
                                                -----------------------
                                    BALANCE AT  CHARGED TO   CHARGED TO               BALANCE AT
                                     BEGINNING   COSTS AND      OTHER                     END
            DESCRIPTION              OF PERIOD   EXPENSES     ACCOUNTS   DEDUCTIONS    OF PERIOD
----------------------------------  ----------  ----------   ----------  ----------   ----------

 Allowance for doubtful accounts
   at 12/31/99......................      887       3,989                                 4,876

 Allowance for doubtful accounts
   at 12/31/98......................     --0--        887                                   887

                               INDEX TO EXHIBITS


 EXHIBIT NO.             DESCRIPTION
-------------   --------------------------------------------------------------------------------------------------------------------
         3.1*       -- Deed of Incorporation and Articles of Association, as amended to date
         4.1*       -- Form of Outstanding Note (contained in Indenture filed as Exhibit 4.3)
         4.2*       -- Form of Exchange Note (contained in Indenture filed as Exhibit 4.3)
         4.3*       -- Indenture, dated August 19, 1998, among the Company, Global TeleSystems Group, Inc. and The Bank of New York,
                       as Trustee
         4.4*       -- Registration Rights Agreement, dated August 19, 1998, between the Company and Donaldson, Lufkin & Jenrette
                       Securities Corporation, UBS Securities LLC and Lehman Brothers Inc.
         4.5*       -- Escrow Agreement, dated August 19, 1998, among the Company and The Bank of New York, as Trustee and as
                       Escrow Agent
         4.6***     -- Form of Outstanding Dollar Note for the Registrant's 10 3/8% Senior Notes due 2009 (contained in Dollar
                       Indenture filed as Exhibit 4.10)
         4.7***     -- Form of Outstanding Euro Note for the Registrant's 10 3/8% Senior Notes due 2006 (contained in Euro
                       Indenture filed as Exhibit 4.11)
         4.8***     -- Form of Dollar Exchange Note for the Registrant's 10 3/8% Senior Notes due 2009 (contained in Dollar
                       Indenture filed as Exhibit 4.10)
         4.9***     -- Form of Euro Exchange Note for the Registrant's 10 3/8% Senior Notes due 2006 (contained in Euro Indenture filed as Exhibit 4.11)
         4.10***    -- Dollar Indenture, dated as of January 4, 1999, between Hermes Railtel and The Bank of New York of New York, as Trustee
         4.11***    -- Euro Indenture dated as of January 4, 1999, between Hermes Railtel and The Bank of New York, as Trustee
         4.12***    -- Dollar Registration Rights Agreement, dated as of January 4, 1999, between Hermes Railtel and Initial
                       Purchasers
         4.13***    -- Euro Registration Rights Agreement, dated as of January 4, 1999, between Hermes Railtel and Initial
                       Purchasers
         4.14****   -- Form of Outstanding Note for the Registrant's 10 1/2% Senior Notes due 2006 (contained in Indenture filed as
                       Exhibit 4.18)
         4.15****   -- Form of Outstanding Note for the Registrant's 11% Senior Notes due 2009 (contained in Indenture filed as
                       Exhibit 4.19)
         4.16****   -- Form of Exchange Note for the Registrant's 10 1/2% Senior Notes due 2006 (contained in Indenture filed as
                       Exhibit 4.18)
         4.17****   -- Form of Exchange Note for the Registrant's 11% Senior Notes due 2009 (contained in Indenture filed as Exhibit
                       4.19)
         4.18****   -- Indenture relating to the 10 1/2% Senior Notes due 2006, dated as of November 24, 1999, between the Company and United States Trust Company of New York, as Trustee
         4.19****   -- Indenture relating to the 11% Senior Notes due 2009, dated as of November 24, 1999, between the Company and
                       United States Trust Company of New York, as Trustee
         4.20****   -- Registration Rights Agreement, dated as of November 24, 1999, between the Company and Initial Purchases
        10.1*       -- Shareholders Agreement among the Company, GTS-Hermes Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
        10.2        -- [Reserved]
        10.3*       -- Employment Agreement, dated as of January 3, 1996, between SFMT, Inc. and Gerard Caccappolo
        10.4*       -- Employment Agreement, dated as of January 1, 1997, between GTS Group, Inc. and Bruce Rudy
        10.5        -- [Reserved]
        10.6*       -- Employment Agreement, dated as of September 26, 1996, between the Company and J.A. Shearing
        10.7*       -- License, dated December 18, 1997, granted by the Secretary of State for Trade and Industry relating to the
                       United Kingdom
        10.8*       -- Registration, dated July 26, 1997, granted by IBPT relating to Belgium
        10.9*       -- Authorization Letter, dated August 1, 1997, granted by Hoofdirectie Telecommunicate & Post relating to the
                       Netherlands
        10.10*      -- License, dated May 28, 1998, granted by BMPT relating to Germany
        10.11*+     -- Agreement, dated April 1, 1998, between Eastern Group Telecoms Limited and the Company
        10.12*+     -- Agreement, dated January 16, 1998, between SNCB/NMBS and the Company
        10.13*+     -- Agreement, dated February 3, 1998, between SANEF and the Company
        10.14**     -- License, dated October 22, 1998 granted by the Secretary of State of Industry relating to France
        10.15**     -- Authorization Letter, dated March 16, 1999, granted by the Deputy Director of Federal Communication Office
                       relating to Switzerland.
        10.16**+    -- Fiber Agreement, dated September 24, 1998
        10.17**+    -- Fiber Agreement, dated October 8, 1998
        10.18**+    -- Fiber Agreement, dated December 15, 1998
        10.19***+   -- Agreement, dated November 24, 1998 between COLT and Hermes Railtel
        10.20***+   -- Authorization Letter, dated March 16, 1999, granted by the Deputy Director of Federal Communication Office
                       relating to Switzerland
        10.21***+   -- Agreement dated April 3, 1999 between AT&T Unisource and Hermes Railtel
        10.22***+   -- Agreement dated November 3, 1999 between Cable & Wireless and Hermes Railtel
        21.1*****   -- List of Subsidiaries
        27.1*****   -- Financial Data Schedule for the Year Ended December 31, 1999

----------

* Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-4 (Commission File No. 333-37719).

** Incorporated by reference to the correspondingly numbered Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

**** Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-94339) as follows: Exhibit 4.14 was Exhibit 4.1 to the Form S-4 Registration Statement; Exhibit 4.15 was Exhibit 4.2 to the Form S-4 Registration Statement; Exhibit 4.16 was Exhibit 4.3 to the Form S-4 Registration Statement; Exhibit 4.17 was Exhibit 4.4 to the Form S-4 Registration Statement; Exhibit 4.18 was Exhibit 4.5 to the Form S-4 to the Form S-4 Registration Statement; Exhibit 4.19 was Exhibit 4.6 to the Form S-4 Registration Statement; and Exhibit 4.20 was Exhibit 4.7 to the Form S-4 Registration Statement.

***** Filed herewith.

+ Confidential material has been redacted and filed separately with the Securities and Exchange Commission.