Form 10-Q
period 2000-03-31
GLOBAL TELESYSTEMS EUROPE B V
filed 2000-05-15
CIK 1047025

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                      (COMMISSION FILE NUMBER: 333-37719)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     At April 28, 2000, there were outstanding 200,316 shares of common stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS EUROPE B.V.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements of Global TeleSystems Europe
           B.V. (unaudited)
            Condensed Consolidated Balance Sheets as of
           March 31, 2000 and
              December 31, 1999.............................    3
            Condensed Consolidated Statements of Operations
           for the Three Months Ended   March 31, 2000 and
           1999.............................................    4
            Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended   March 31, 2000 and
           1999.............................................    5
            Notes to Condensed Consolidated Financial
           Statements.......................................    6
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of
              Operations....................................    7
  Item 3.  Quantitative and Qualitative Disclosures About
     Market Risk............................................   10

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................   11
Signatures..................................................   12

PART 1  FINANCIAL INFORMATION

ITEM I.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS EUROPE B.V.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,        DECEMBER 31,
                                                                  2000               1999
                                                              -------------     ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS

Current assets
  Cash and cash equivalents.................................   $  455,060         $  565,402
  Restricted cash...........................................       18,969             18,385
  Accounts receivable, net..................................      159,956             83,267
  Other current assets......................................       23,980             74,423
                                                               ----------         ----------
          Total current assets..............................      657,965            741,477
Property and equipment, net.................................      810,024            756,452
Goodwill and intangible assets, net.........................      331,787            268,577
Other non-current assets....................................       20,416             17,441
                                                               ----------         ----------
          TOTAL ASSETS......................................   $1,820,192         $1,783,947
                                                               ==========         ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................   $  139,833         $  100,301
  Deferred revenue..........................................       61,672             66,170
  Current portion of capital lease obligations..............       22,480             11,120
                                                               ----------         ----------
          Total current liabilities.........................      223,985            177,591
  Long-term debt, less current portion......................    1,026,606          1,057,975
  Long term portion of capital lease obligations............      183,566            171,861
  Deferred revenue and other non-current liabilities........      133,857            118,132
                                                               ----------         ----------
          TOTAL LIABILITIES.................................    1,568,014          1,525,559
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized; 200,316 shares issued and outstanding at
     March 31, 2000 and December 31, 1999...................      101,518            101,518
  Additional paid-in capital................................      237,610            237,610
  Accumulated other comprehensive loss......................       (6,436)            (5,548)
  Accumulated deficit.......................................      (80,514)           (75,192)
                                                               ----------         ----------
          TOTAL SHAREHOLDERS' EQUITY........................      252,178            258,388
                                                               ----------         ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,820,192         $1,783,947
                                                               ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $114,767    $ 55,727
Operating expenses:
  Access and network services...............................    43,905      19,306
  Selling, general and administrative.......................    27,451      11,137
  Depreciation and amortization.............................    26,957      10,873
                                                              --------    --------
Total operating expenses....................................    98,313      41,316
Income from operations......................................    16,454      14,411
Other expense:
  Interest, net.............................................   (17,964)    (13,435)
  Foreign currency losses...................................    (2,253)     (1,569)
  Other expenses............................................       (60)       (130)
                                                              --------    --------
                                                               (20,277)    (15,134)
                                                              --------    --------
Net loss before income taxes................................    (3,823)       (723)
Income taxes................................................     1,499       1,145
                                                              --------    --------
Net loss....................................................  $ (5,322)   $ (1,868)
                                                              ========    ========
Net loss per share..........................................  $ (26.57)   $  (9.50)
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES.........     27,583    (28,223)
INVESTING ACTIVITIES
  Purchases of property and equipment.......................    (75,560)   (17,427)
  Restricted cash...........................................     (4,425)    15,860
  Acquisitions, net of cash acquired........................    (34,559)        --
                                                              ---------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (114,544)    (1,567)
FINANCING ACTIVITIES
  Proceeds from debt........................................               302,450
  Repayments of debt........................................     (5,167)   (13,189)
  Payment of debt issue costs...............................         --     (9,973)
  Due to affiliated companies, net..........................     (4,108)   (13,489)
                                                              ---------   --------
          NET CASH PROVIDED BY/(USED IN) FINANCING
            ACTIVITIES......................................     (9,275)   265,799
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (14,105)     7,768
                                                              ---------   --------
Net (decrease) increase in cash and cash equivalents........   (110,341)   243,777
Cash and cash equivalents at beginning of period............    565,402    130,081
                                                              ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 455,061   $373,858
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $  27,705   $ 37,300
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Global TeleSystems Europe B.V. (the "Company"), formerly Hermes Europe Railtel B.V., is one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. The Company operates a centrally managed fiber optic network (the "Network") in Europe connecting various cities with service to the United States provided through capacity leased on transatlantic cables. In addition, the Company operates a Tier 1 Internet backbone network that connects European service providers to the Internet.

     The Company was formed on July 6, 1993 and is 98.4% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems Group, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the full year.

     GTS has been realigning its legal organizational structure in order to achieve the most beneficial company-wide tax and operating structure. Due to this realignment the financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure. GTS has obtained appraisals from an independent appraisal firm to support the sale of net assets, at fair market value, between the GTS affiliates.

     Certain reclassifications have been made to the prior period consolidated financial statements presented in order to conform to the March 31, 2000 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

                         GLOBAL TELESYSTEMS EUROPE B.V.

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three months ended March 31, 2000 and 1999:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                             2000      1999
                                                           --------   -------
                                                             (IN THOUSANDS)
Net loss.................................................  $(27,532)  $  (867)
Other comprehensive income (loss)........................
Foreign currency translation adjustments.................      (888)   (1,895)
                                                           --------   -------
          Comprehensive loss.............................  $(28,420)  $(2,762)
                                                           ========   =======

4. RELATED PARTY TRANSACTIONS

     The Company had receivable and payable balances from affiliates of GTS of $79.1 million and $88.1 million, respectively, at March 31, 2000.

     The Company derived revenue from affiliates of $5.8 million for the three months ended March 31, 2000. Costs of revenue from affiliates were $18.3 million for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2000 and 1999 and of certain factors that management believes are likely to affect our prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

                         GLOBAL TELESYSTEMS EUROPE B.V.

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

OVERVIEW

     We are one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of March 31, 2000, we operated a centrally managed fiber optic network in Europe over approximately 17,000 kilometers connecting 30 cities in 12 European countries, with service to the United States provided through capacity leased on transatlantic cables.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Revenues....................................................  100.0%   100.0%
Access and network services.................................   38.3     34.6
Selling, general and administrative.........................   23.9     20.0
Depreciation and amortization...............................   23.5     19.5
                                                              -----    -----
Income/(loss) from operations...............................   14.3     25.9
Interest, net...............................................  (15.7)   (24.1)
Other non-operating expenses................................   (2.0)    (3.0)
                                                              -----    -----
Net loss before income taxes................................   (3.3)    (1.3)
Income taxes................................................    1.3      2.1
                                                              -----    -----
Net loss....................................................   (4.6)%   (3.4)%
                                                              =====    =====
Net loss applicable to common shareholders..................   (4.6)%   (3.4)%
                                                              =====    =====

  Three Months Ended March 31, 2000 Compared To The Three Months Ended March 31, 1999

     Revenue. Our consolidated revenues for the three months ended March 31, 2000 were $114.8 million as compared to $55.7 million for the comparable period in 1999. The growth in revenue is attributable to the continued deployment of our network and increased customer base.

     Access and Network Services. Our telecommunications services costs for the three months ended March 31, 2000 were $43.9 million or 38.3% of revenues as compared to $19.3 million or 34.6% of revenues for the comparable period in 1999. The increase in telecommunications services costs for the three months ended March 31, 2000 was primarily due to increased costs related to operating and maintaining the network as it continues to be deployed, as well as the increase in local access costs.

                         GLOBAL TELESYSTEMS EUROPE B.V.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $27.5 million or 23.9% of revenues as compared to $11.1 million or 20.0% of revenues for the same period in 1999. The increase in selling, general and administrative expenses is reflective of the growth of our business operations and support personnel.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2000 was $27.0 million as compared to $10.9 million for the comparable period in 1999. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of our network. In addition, we have experienced an increase in amortization expense associated with goodwill that has resulted from our acquisition activities.

     Interest. Interest expense for the three months ended March 31, 2000 was $31.9 million as compared to $17.2 million for the comparable period in 1999. The increase was primarily attributable to the interest associated with the issuance in November 1999 of $500.0 million aggregate principal amount of senior notes.

     Interest income for the three months ended March 31, 2000 was $14.0 million as compared to $3.8 million in the comparable period in 1999. The increase is due to the interest earned through our short-term investments that have increased as a result of the investment of the proceeds from the issuance of the new senior notes due 2009.

LIQUIDITY AND CAPITAL RESOURCES

     Development of our network has been capital intensive. We currently expect that through December 31, 2000, we will incur a total of between $700.0 million and $800.0 million in capital expenditures, including capital lease obligations, to expand the reach and capacity of our network, and to construct intracity fiber networks and data- and Web-hosting centers in our target metropolitan markets. We believe existing cash balances and our projected internally generated funds, should be sufficient to fund our currently identified capital expenditures, at least through December 31, 2000, including payments on the long-term fiber lease arrangements. However, the actual amount and timing of our future requirements may differ materially from our estimates. Any failure to obtain necessary financing may require that we delay or abandon our plans for expanding the reach and capacity of our network, and constructing our planned intracity fiber networks and data- and Web-hosting centers which could jeopardize our viability.

     We are currently evaluating entering into, through a wholly owned subsidiary, a new credit facility (the "New Credit Facility") with one or more institutional lenders in an aggregate amount of up to $500 million in the second quarter of 2000. The New Credit Facility would be used for the development of our network.

     We had a positive working capital of $434.0 million and $563.9 million as of March 31, 2000 and December 31, 1999, respectively. We had cash and cash equivalents of $455.1 million and $565.4 million at March 31, 2000 and December 31, 1999, respectively. We had $19.0 million and $18.4 million of restricted cash at March 31, 2000 and December 31, 1999, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

     During the three months ended March 31, 2000, our operating activities provided cash of $27.6 million whereas our operating activities used cash of $28.2 million for the comparable period in 1999. Investing activities used cash of $114.5 million for the three months ended March 31, 2000 as compared to using cash of $1.6 million for the comparable period in 1999.

     We have developed risk management policies that establish guidelines for managing foreign exchange risk. We continuously evaluate the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate these exposures. We have designed and implemented reporting processes to monitor the potential exposure on an ongoing basis and we will use the output of this process to execute financial hedges to cover foreign exchange exposure when practically and economically justified.

                         GLOBAL TELESYSTEMS EUROPE B.V.

INTRODUCTION OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where we have operations, established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

        EXHIBIT
          NO.                                     DESCRIPTION
        -------                                   -----------
          27              -- Financial Data Schedule

     B. Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS EUROPE B.V.
                                            (Registrant)

                                            By: /s/ JEFFREY H. VON DEYLEN
                                            ------------------------------------
                                            Name: Jeffrey H. Von Deylen
                                            Title:  Senior Vice President,
                                            Finance
                                                     (Principal Accounting
                                            Officer)

Date: May 15, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule