Form 10-Q
period 2000-06-30
GLOBAL TELESYSTEMS EUROPE B V
filed 2000-08-14
CIK 1047025

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                      (COMMISSION FILE NUMBER: 333-37719)

                         GLOBAL TELESYSTEMS EUROPE B.V.
             (Exact name of registrant as specified in its charter)

           NETHERLANDS                            NONE
 (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                  No.)

                              TERHULPSESTEENWEG 6A
                                 1560 HOEILAART
                                    BELGIUM
                    (Address of principal executive office)

                                 (322) 658-5200
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000 the registrant is a wholly owned subsidiary of Global TeleSystems, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS EUROPE B.V.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION
Item 1       Financial Statements of Global TeleSystems Europe B.V.
               (unaudited)...............................................
             Condensed Consolidated Balance Sheets as of June 30, 2000       3
               and December 31, 1999.....................................
             Condensed Consolidated Statements of Operations for the         4
               Three and Six Months Ended June 30, 2000 and 1999.........
             Condensed Consolidated Statements of Cash Flows for the Six     5
               Months Ended June 30, 2000 and 1999.......................
             Notes to Condensed Consolidated Financial Statements........    6
Item 2       Management's Discussion and Analysis of Financial Condition     9
               and Results of Operations.................................
Item 3       Quantitative and Qualitative Disclosures About Market          12
               Risk......................................................
PART II. OTHER INFORMATION
Item 6       Exhibits and Reports on Form 8-K............................   12
Signatures...............................................................   13

                         GLOBAL TELESYSTEMS EUROPE B.V.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including restricted cash......  $  326,603    $  583,787
  Accounts receivable, net..................................     124,639        83,267
  Other current assets......................................     145,325        74,423
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     596,567       741,477
Property and equipment, net.................................     956,147       756,452
Goodwill and intangible assets, net.........................     321,744       268,577
Other non-current assets....................................      53,975        17,441
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,928,433    $1,783,947
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  183,394    $  100,301
  Deferred revenue..........................................      70,458        66,170
  Current portion of capital lease obligations..............      22,167        11,120
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     276,019       177,591
Long-term debt..............................................   1,016,914     1,057,975
Long term portion of capital lease obligations..............     240,107       171,861
Deferred revenue and other non-current liabilities..........     150,240       118,132
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,683,280     1,525,559
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized; 200,316 shares issued and outstanding at
     June 30, 2000 and December 31, 1999....................     101,518       101,518
  Additional paid-in capital................................     229,744       232,062
  Accumulated deficit.......................................     (86,109)      (75,192)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     245,153       258,388
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,928,433    $1,783,947
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $117,882   $ 67,142   $232,649   $122,869
Operating expenses:
  Access and network services......................    50,364     19,458     94,269     38,764
  Selling, general and administrative..............    28,904     10,267     56,355     21,404
  Depreciation and amortization....................    28,464     15,498     55,421     26,371
                                                     --------   --------   --------   --------
          Total operating expenses.................   107,732     45,223    206,045     86,539
Income from operations.............................    10,150     21,919     26,604     36,330
Other income/(expense):
  Interest, net....................................   (17,302)   (12,551)   (35,266)   (25,986)
  Foreign currency gains (losses)..................     1,844      1,039       (409)      (530)
  Other expenses...................................       (73)      (338)      (133)      (468)
                                                     --------   --------   --------   --------
                                                      (15,531)   (11,850)   (35,808)   (26,984)
                                                     --------   --------   --------   --------
Net income (loss) before income taxes..............    (5,381)    10,069     (9,204)     9,346
Income taxes.......................................       214      2,525      1,713      3,670
                                                     --------   --------   --------   --------
          Net income (loss)........................  $ (5,595)  $  7,544   $(10,917)  $  5,676
                                                     ========   ========   ========   ========
Net income (loss) per share:
Basic..............................................  $ (27.93)  $  38.23   $ (54.50)  $  28.81
                                                     ========   ========   ========   ========
Diluted............................................  $ (27.93)  $  37.73   $ (54.50)  $  28.40
                                                     ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  63,386   $    182
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (187,665)   (63,139)
  Acquisitions, net of cash acquired........................    (80,497)   (15,667)
  Other investing activities................................         --     15,227
                                                              ---------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (268,162)   (63,579)
FINANCING ACTIVITIES
  Due to affiliated companies, net..........................    (49,819)   (17,782)
  Repayments of debt........................................    (10,802)   (16,476)
  Proceeds from debt........................................         --    302,450
  Payment of debt issue costs...............................         --    (10,164)
  Net proceeds from issuance of common stock................         --      1,249
                                                              ---------   --------
          NET CASH (USED IN)/PROVIDED BY FINANCING
            ACTIVITIES......................................    (60,621)   259,277
Effect of exchange rate changes on cash and cash
  equivalents...............................................      6,409     15,857
                                                              ---------   --------
Net (decrease) increase in cash and cash equivalents........   (258,988)   211,737
Cash and cash equivalents at beginning of period............    565,402    130,081
                                                              ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 306,414   $341,818
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 104,100   $ 42,100
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Global TeleSystems Europe B.V. (the "Company"), formerly Hermes Europe Railtel B.V., is one of the leading European providers of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. The Company operates a centrally managed fiber optic network (the "Network") in Europe connecting various cities with service to the United States provided through capacity leased on transatlantic cables. In addition, the Company operates Ebone, a Tier 1 Internet backbone network that connects European service providers to the Internet.

     The Company was formed on July 6, 1993 and was 98.4% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States. On July 26, 2000, GTS acquired the remaining outstanding shares that were held by minority shareholders, and as a result, the Company became a wholly owned subsidiary of GTS.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the operating results for the full year.

     Throughout 2000, GTS has been realigning its legal organizational structure in order to achieve the most beneficial company wide tax structure. Due to this realignment, the FY2000 financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure during 1999. As required under the Company's bond covenants, GTS has obtained appraisals from an independent appraisal firm to support the acquisition of net assets by the Company, at their appraised fair market value, from other GTS affiliates.

     Certain reclassifications have been made to the prior period consolidated financial statements presented in order to conform to the June 30, 2000 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 and June 2000. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

3. EARNINGS PER SHARE

     The Company's net income (loss) per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator of the Company's net income

                         GLOBAL TELESYSTEMS EUROPE B.V.

(loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income (loss) per share calculation:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
Weighted Average Shares Outstanding............  200,316    197,335    200,316   197,026
Common Stock Equivalents.......................      318      2,591        318     2,868
                                                 -------    -------    -------   -------
Diluted Shares Outstanding.....................  200,634    199,926    200,634   199,894
                                                 =======    =======    =======   =======

4. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three and six months ended June 30, 2000 and 1999:

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------    ------------------
                                                 2000       1999        2000       1999
                                               --------    -------    --------    ------
                                                            (IN THOUSANDS)
Net loss...................................    $(5,595)    $7,544     $(10,917)   $5,676
Other comprehensive loss...................
Foreign currency translation adjustments...     (1,430)      (553)      (2,318)   (2,448)
                                               -------     ------     --------    ------
Comprehensive income (loss)................    $(7,025)    $6,991     $ 13,235    $3,228
                                               =======     ======     ========    ======

5. RELATED PARTY TRANSACTIONS

     The Company had receivable and payable balances from affiliates of GTS of $113.5 million and $33.6 million, respectively, at June 30, 2000.

     The Company derived revenue from affiliates of $27.3 million for the six months ended June 30, 2000. Costs of revenue from affiliates were $8.4 million for the six months ended June 30, 2000.

6. SUBSEQUENT EVENTS

  Line of Credit Facility

     On July 17, 2000, one of the Company's subsidiaries executed an eight (8) year, US $550 million, multi-currency, line of credit facility. The line of credit facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business.

     Under the terms of the agreement, $275 million will become available upon satisfaction of certain customary conditions, such as the execution of various security agreements, with the remainder of the $550 million becoming available once certain additional conditions have been satisfied.

  Purchase of Minority Interest in GTS Europe B.V.

     On July 26, 2000, GTS exchanged 3,166,528 of its common shares for 3,283 of the Company's common shares, pursuant to an exchange agreement that GTS had entered into, on October 15, 1999, with the minority interest holders of the Company, including grantees of the Company's stock options. Upon the completion of this exchange, GTS, as of July 26, 2000, owns 100% of the outstanding common shares of the Company. The remaining 318 options held by minority interest holders of the Company will become exercisable into the

                         GLOBAL TELESYSTEMS EUROPE B.V.

Company's common shares in September 2000. Further, pursuant to the October 15, 1999 exchange agreement, GTS is obligated to exchange its common shares for the Company's common shares that the Company will issue upon the exercise of the 318 options.

     This exchange of GTS common shares was based on the fair market value of the Company as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which will be recorded in the third quarter of 2000.

  Third Quarter Restructuring Initiative

     On August 1, 2000, the Board of Directors of GTS formally approved a plan of restructuring of the GTS business operations. This plan of restructuring is focused on separating the GTS non-core business from its core strategic businesses and streamlining operations, including headcount reductions/redeployment, the centralization of finance and billing operations and sales office consolidation. Because the Company is a wholly owned subsidiary of GTS, the plan of restructuring will have an impact on the Company's future financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the Company's financial condition and results of operations for the three and six months ended June 30, 2000 and 1999 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of us, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

     The Company is a leading European provider of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of June 30, 2000, the Company operated a centrally managed fiber optic network in Europe over approximately 17,500 kilometers connecting 38 cities in 14 European countries, with service to the United States provided through capacity leased on transatlantic cables.

RESULTS OF OPERATIONS

     The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2000    1999    2000    1999
                                                         -----   -----   -----   -----
Revenues...............................................  100.0%  100.0%  100.0%  100.0%
Access and network services............................   42.7    29.0    40.5    31.5
Selling, general and administrative....................   24.5    15.3    24.2    17.4
Depreciation and amortization..........................   24.2    23.1    23.8    21.5
Merger and restructuring costs.........................     --      --      --      --
                                                         -----   -----   -----   -----
Income from operations.................................    8.6    32.6    11.5    29.6
Interest expense.......................................  (47.0)  (24.9)  (37.6)  (27.7)
Interest income........................................   32.3     6.2    22.4     6.5
Foreign currency gains/(losses)........................    1.6     1.6    (0.2)   (0.4)
Other income/(expense).................................   (0.1)   (0.5)   (0.1)   (0.4)
                                                         -----   -----   -----   -----
Loss before income taxes...............................   (4.6)   15.0    (4.0)    7.6
Income taxes...........................................   (0.1)   (3.8)   (0.7)   (3.0)
                                                         -----   -----   -----   -----
Net loss...............................................   (4.7)%  11.2%   (4.7)%   4.6%
                                                         =====   =====   =====   =====

  Three Months Ended June 30, 2000 Compared To The Three Months Ended June 30, 1999

     Revenue. Consolidated revenues for the three months ended June 30, 2000 were $117.9 million as compared to $67.1 million for the comparable period in 1999. The growth in revenue is attributable to the continued deployment of the Company's network, increased customer base as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Access and Network Services. Telecommunications services costs for the three months ended June 30, 2000 were $50.4 million or 42.7% of revenues as compared to $19.5 million or 29.0% of revenues for the comparable period in 1999. The increase in telecommunications services costs for the three months ended June 30, 2000 was due to increased costs related to operating and maintaining the network as it continues to be deployed, increases in local access costs as required for customer connectivity, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $28.9 million or 24.5% of revenues as compared to $10.3 million or 15.3% of revenues for the same period in 1999. The increase in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2000 was $28.5 million as compared to $15.5 million for the comparable period in 1999. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of the Company's network.

     Interest. Interest expense for the three months ended June 30, 2000 was $55.4 million as compared to $16.7 million for the comparable period in 1999. The increase was primarily attributable to the interest associated with the issuance in November 1999 of $500.0 million aggregate principal amount of senior notes.

     Interest income for the three months ended June 30, 2000 was $38.1 million as compared to $4.2 million in the comparable period in 1999. The increase is due to the interest earned from the Company's short-term investments that have increased as a result of the investment of the proceeds from the issuance of the 1999 new senior notes due 2009.

  Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999

     Revenue. Consolidated revenues for the six months ended June 30, 2000 were $232.6 million as compared to $122.9 million for the comparable period in 1999. The growth in revenue is attributable to the continued deployment of the Company's network, increased customer base as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Access and Network Services. Telecommunications services costs for the six months ended June 30, 2000 were $94.3 million or 40.5% of revenues as compared to $38.8 million or 31.5% of revenues for the comparable period in 1999. The increase in telecommunications services costs for the six months ended June 30, 2000 was due to increased costs related to operating and maintaining the network as it continues to be deployed, increases in local access costs as required for customer connectivity, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 were $56.4 million or 24.2% of revenues as compared to $21.4 million or 17.4% of revenues for the same period in 1999. The increase in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2000 was $55.4 million as compared to $26.4 million for the comparable period in 1999. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of the Company's network.

     Interest. Interest expense for the six months ended June 30, 2000 was $87.4 million as compared to $34.0 million for the comparable period in 1999. The increase was primarily attributable to the interest associated with the issuance in November 1999 of $500.0 million aggregate principal amount of senior notes.

     Interest income for the six months ended June 30, 2000 was $52.1 million as compared to $8.0 million in the comparable period in 1999. The increase is due to the interest earned from the Company's short-term investments that have increased as a result of the investment of the proceeds from the issuance of the 1999 new senior notes due 2009.

                        LIQUIDITY AND CAPITAL RESOURCES

     Execution of the Company's strategy has been capital intensive. The Company currently expects that it will incur additional capital expenditures, including capital leases, of between $400.0 million and $600.0 million through June 30, 2001, to expand the reach and capacity of its network, and to construct intracity fiber networks and data- and Web-hosting centers in the its target metropolitan markets. The Company believes existing cash balances and the Company's projected internally generated funds, should be sufficient to fund currently identified capital expenditures, at least through December 31, 2000, including payments on the long-term fiber lease arrangements. However, the actual amount and timing of the Company's future requirements may differ materially from estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for expanding the reach and capacity of the network, and constructing its planned intracity fiber networks and data- and Web-hosting centers which could jeopardize the Company's viability.

     On July 17, 2000, the Company executed an eight (8) year, US $550 million, multi-currency, line of credit facility ("the New Credit Facility"). The New Credit Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business.

     The Company had a positive working capital of $320.5 million and $563.9 million as of June 30, 2000 and December 31, 1999, respectively. The Company had cash and cash equivalents of $306.4 million and $565.4 million at June 30, 2000 and December 31, 1999, respectively. The Company had $20.2 million and $18.4 million of restricted cash at June 30, 2000 and December 31, 1999, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

     During the six months ended June 30, 2000, the Company provided $63.4 million cash from operating activities compared with providing $0.2 million for the comparable period in 1999. Investing activities used cash of $268.2 million for the six months ended June 30, 2000 as compared to using cash of $63.6 million for the comparable period in 1999.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company continuously evaluates the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate these exposures. The Company has designed and implemented reporting processes to monitor the potential exposure on an ongoing basis and the Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practically and economically justified.

INTRODUCTION OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     The Company has significant operations within the European Union including many of the countries that have adopted the Euro. The Company continues to evaluate the impact the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on the Company's competitive position as a result of price transparency within the European Union as the Company has always operated as a pan-European business with transparent pricing in ECU for the majority of the Company's customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the second quarter 2000, the shareholders of the Company took action by unanimous written resolution to elect (1) Robert J. Amman, Jeffrey Von Deylen, James Reynolds, Gerard Caccappolo, Paul Nemirovsky and Vimal Agarwal to the Company's Board of Managing Directors and (2) H. Brian Thompson and Grier C. Raclin to the Company's Board of Supervisory Directors. The members of the previous Managing and Supervisory Boards resigned.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

     EXHIBIT NUMBER                                DESCRIPTION
     --------------                                -----------
27                         Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                             SUBJECT OF REPORT
     --------------                             -----------------
None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            GLOBAL TELESYSTEMS EUROPE B.V.
                                            (Registrant)

                                            By:  /s/ JEFFREY H. VON DEYLEN
                                              ----------------------------------
                                            Name: Jeffrey H. Von Deylen
                                            Title: Senior Vice President,
                                                   Finance
                                                (Principal Accounting Officer)

Date: August 14, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
           27            -- Financial Data Schedule