Form 10-Q
period 2000-09-30
GLOBAL TELESYSTEMS EUROPE B V
filed 2000-11-14
CIK 1047025

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                      (COMMISSION FILE NUMBER: 333-37719 )

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     As of September 30, 2000 there were 200,634 outstanding common shares of the registrant of which 200,316 were held by Global TeleSystems, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS EUROPE B.V.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements of Global TeleSystems Europe B.V.
           (unaudited)...............................................
         Condensed Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999................................     1
         Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2000 and 1999...     2
         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999..................     3
         Notes to Condensed Consolidated Financial Statements........     4

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     7

Item 3   Quantitative and Qualitative Disclosures About Market
           Risk......................................................    11

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds...................

Item 4   Submission of Matters to a Vote of Security Holders.........

Item 6   Exhibits and Reports on Form 8-K............................    12

         Signatures..................................................    13

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         GLOBAL TELESYSTEMS EUROPE B.V.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
                                          ASSETS

Current assets
  Cash and cash equivalents, including restricted cash......   $  392,750      $  583,787
  Accounts receivable, net..................................      109,127          83,267
  Other current assets......................................      152,652          74,423
                                                               ----------      ----------
          Total current assets..............................      654,529         741,477
Property and equipment, net.................................    1,021,498         756,452
Goodwill and intangible assets, net.........................      344,086         268,577
Other non-current assets....................................       60,101          17,441
                                                               ----------      ----------
          TOTAL ASSETS......................................   $2,080,214      $1,783,947
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................   $  224,849      $  100,301
  Deferred revenue..........................................       45,627          66,170
  Current portion of capital lease obligations..............       30,067          11,120
                                                               ----------      ----------
          Total current liabilities.........................      300,543         177,591
  Long-term debt............................................    1,155,645       1,057,975
  Long term portion of capital lease obligations............      219,616         171,861
  Deferred revenue and other non-current liabilities........      153,238         118,132
                                                               ----------      ----------
          TOTAL LIABILITIES.................................    1,829,042       1,525,559
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value (297,000 shares
     authorized; 200,634 and 200,316 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................      101,644         101,518
  Additional paid-in capital................................      261,097         232,062
  Accumulated deficit.......................................     (111,569)        (75,192)
                                                               ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY........................      251,172         258,388
                                                               ----------      ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $2,080,214      $1,783,947
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $119,966   $ 90,143   $352,615   $213,012
Operating expenses:
  Access and network services......................    56,803     26,149    151,072     64,913
  Selling, general and administrative..............    30,787     14,536     87,142     35,940
  Depreciation and amortization....................    29,572     18,781     84,993     45,152
  Merger and restructuring costs...................     3,400         --      3,400         --
                                                     --------   --------   --------   --------
          Total operating expenses.................   120,562     59,466    326,607    146,005
(Loss) Income from operations......................      (596)    30,677     26,008     67,007
Other income (expenses):
  Interest, net....................................   (19,314)   (12,659)   (54,580)   (38,645)
  Foreign currency losses..........................    (4,167)      (653)    (4,709)    (1,651)
                                                     --------   --------   --------   --------
                                                      (23,481)   (13,312)   (59,289)   (40,296)
                                                     --------   --------   --------   --------
          Net (loss) income before income taxes....   (24,077)    17,365    (33,281)    26,711
Income taxes.......................................     1,383        979      3,096      4,649
                                                     --------   --------   --------   --------
          Net (loss) income........................  $(25,460)  $ 16,386   $(36,377)  $ 22,062
                                                     ========   ========   ========   ========
Net (loss) income per share:
  Basic............................................  $(127.04)  $  82.06   $(181.57)  $ 111.47
                                                     ========   ========   ========   ========
  Diluted..........................................  $(127.04)  $  81.75   $(181.57)  $ 110.12
                                                     ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 104,054   $  19,227
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (329,601)   (111,443)
  Acquisitions, net of cash acquired........................    (78,212)    (15,667)
  Other investing activities................................     (5,366)     30,305
                                                              ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (413,179)    (96,805)
FINANCING ACTIVITIES
  Due to affiliated companies, net..........................    (57,272)    (21,576)
  Repayments of debt........................................    (15,192)    (26,106)
  Proceeds from debt........................................    179,056     302,450
  Payment of debt issue costs...............................     (7,070)    (10,164)
  Net proceeds from issuance of common stock................        948       1,249
                                                              ---------   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    100,470     245,853
  Effect of exchange rate changes on cash and cash
     equivalents............................................     14,039      11,234
                                                              ---------   ---------
  Net (decrease) increase in cash and cash equivalents......   (194,616)    179,509
  Cash and cash equivalents at beginning of period..........    565,402     130,081
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 370,786   $ 309,590
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 114,563   $  51,123
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

     The Company was formed on July 6, 1993 and is 99.8% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the operating results for the full year.

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

     Certain reclassifications have been made to the prior period consolidated financial statements presented in order to conform to the September 30, 2000 presentation.

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

                         GLOBAL TELESYSTEMS EUROPE B.V.

(loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income (loss) per share calculation:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
Weighted Average Shares Outstanding............  200,409    199,683    200,347   197,911
Common Stock Equivalents.......................       --        747         --     2,436
                                                 -------    -------    -------   -------
Diluted Shares Outstanding.....................  200,409    200,430    200,347   200,347
                                                 =======    =======    =======   =======

4. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three and nine months ended September 30, 2000 and 1999:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   ------------------
                                                 2000      1999       2000      1999
                                               --------   -------   --------   -------
                                                           (IN THOUSANDS)
Net (loss) income                              $(25,460)  $16,386   $(36,377)  $22,062
Other comprehensive loss
  Foreign currency translation adjustments       (6,585)      189     (8,903)   (2,259)
                                               --------   -------   --------   -------
Comprehensive (loss) income                    $(32,045)  $16,575   $(45,280)  $19,803
                                               ========   =======   ========   =======

5. DEBT FINANCING TRANSACTION

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Of the $550 million committed under the Bank Facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E.200 million, or $175.9 million. The remaining $275 million of commitment will be available when certain licenses and rights of way relating to the Company's network have been transferred to the subsidiary (collectively, the "Conditions Subsequent"). The Company currently expects that the Conditions Subsequent will be completed during the time period required by the lenders under the Bank Facility (nine months from entry into the Bank Facility in the case of licenses and rights of way in France and the United Kingdom and six months from entry into the Bank Facility in the case of licenses and rights of way in other countries), but borrowed funds will have to be repaid and any outstanding bank guarantees discharged, and commitments to lend under the Bank Facility will be reduced to zero, upon the expiration of a 90-day period following each of the above-described six-and nine-month periods (as applicable) if the Conditions Subsequent are not satisfied.

6. EQUITY TRANSACTIONS

     On July 26, 2000, GTS exchanged 3,166,528 of its common shares for 3,283 of the Company's common shares pursuant to an exchange agreement which GTS had entered into on October 15, 1999, with the minority interest holders of the Company, who were grantees of the Company's stock options. The July 26, 2000 exchange of GTS common shares was based on the fair market value of the Company as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which was recorded in July 2000.

                         GLOBAL TELESYSTEMS EUROPE B.V.

     In September 2000, the remaining 318 options of the Company were exercised. As a result of this transaction, as of September 2000, 99.8% of the outstanding common shares of the Company are owned by GTS. GTS is obligated to exchange its common stock for the remaining 318 shares of the Company's stock during 2001.

7. MERGER AND AUGUST 2000 RESTRUCTURING COSTS

     In August 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $3.4 million in its third quarter 2000 financial results, since this plan of restructuring will have an impact on the Company's current business operations. The components of the charge include approximately $1.3 million for severance costs associated with the termination of personnel and approximately $2.1 million for costs associated with cancellation of facility leases and anticipated office closure costs.

     Of the $3.4 million, $3.1 million remains as an accrual at September 30, 2000 for additional cash payments that the Company expects to incur as a part of its plan for restructuring.

8. RELATED PARTY TRANSACTIONS

     The Company had receivable and payable balances from affiliates of GTS of $133.5 million and $54.6 million, respectively, at September 30, 2000.

     The Company derived revenue from affiliates of $47.6 million for the nine months ended September 30, 2000. Costs of revenue from affiliates were $17.6 million for the nine months ended September 30, 2000.

9. SUBSEQUENT EVENTS:

  Organizational Structure Change

     On November 10, 2000, the Board of Directors' of GTS approved a plan by which GTS will focus on providing broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations. The objective of the restructuring is to position GTS as a data services-only provider that will generate positive earnings before interest, taxes, depreciation and amortization ("EBITDA").

     As part of this plan, GTS will immediately restructure into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. GTS intends to sell the portion of its Business Services and Central Europe units focused on serving small-to-medium-sized enterprises ("SMEs"), and has retained an investment bank to assist in the sale of these assets.

     These actions are intended to simplify the organization and operations of the GTS. As a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $75 million to $80 million, most of which is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions. As a result of the intended sale of the Business Services businesses, certain affiliate transactions may be reduced.

  Consent Solicitation

     On November 13, 2000, GTS commenced soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the "Notes") to amendments of certain provisions of the indenture governing the Notes. The purpose of

                         GLOBAL TELESYSTEMS EUROPE B.V.

the consent solicitation is to permit GTS to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide GTS with greater flexibility to, among other things, restructure the operations of its Global TeleSystems (Europe) Limited subsidiary (formerly, Esprit Telecom Group plc) ("Esprit Telecom"), and address the indebtedness represented by Esprit Telecom's publicly traded debt securities and long-term debt owed to the Company by Esprit Telecom. Such additional flexibility is sought to reduce the possibility that actions taken to restructure such operations or address such indebtedness may negatively impact the creditworthiness of GTS, other than Esprit Telecom and its subsidiaries. The amendments sought in the consent solicitation would remove as events of default under the indenture default sunder any indebtedness of, judgment's against, and bankruptcy, insolvency and related filings and other events of, Esprit Telecom or any of its direct or indirect subsidiaries. The consent solicitation will expire at 5:00 p.m., New York City time, on November 21, 2000, unless extended by GTS prior to that date. GTS will make a payment equal to 1% of the principal amount of the Notes ($10 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent is received and accepted prior to the expiration date. The record date of the consent solicitation is November 17, 2000. GTS will pay this consent payment promptly after the execution of a supplemental indenture (the "Supplemental Indenture") effecting the amendments described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the Company's financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

OVERVIEW

     The Company is a leading European provider of managed bandwidth services and related telecommunications services to telecommunications carriers, Internet service providers and other bandwidth-intensive customers. As of September 30, 2000, the Company operated a centrally managed fiber optic network in Europe over approximately 17,500 kilometers connecting 38 cities in 14 European countries, with service to the United States provided through capacity leased on transatlantic cables.

RESULTS OF OPERATIONS

  Organizational Structure Change

     The financial results for the three and nine month period that is reflected below is not indicative of the financial results of the Company upon the sale of its interest in its SME-focused Business Services of GTS. In addition, as a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $75 million to $80 million, most of which is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions. As a result of the intended sale of the Business Service businesses, certain affiliate transactions may be reduced.

     The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2000    1999    2000    1999
                                                         -----   -----   -----   -----
Revenues...............................................  100.0%  100.0%  100.0%  100.0%
Access and network services............................   47.3    29.0    42.8    30.5
Selling, general and administrative....................   25.7    16.1    24.7    16.9
Depreciation and amortization..........................   24.7    20.8    24.1    21.2
Merger and restructuring costs.........................    2.8      --     1.0      --
                                                         -----   -----   -----   -----
Income (loss) from operations..........................   (0.5)   34.0     7.4    31.5
Interest expense.......................................  (26.1)  (22.4)  (26.6)  (25.4)
Interest income........................................   10.0     8.4    11.1     7.3
Foreign currency gains/(losses)........................   (3.5)   (0.7)   (1.3)   (0.8)
                                                         -----   -----   -----   -----
Income (loss) before income taxes......................  (20.1)   19.3    (9.4)   12.5
Income taxes...........................................    1.2     1.1     0.9     2.2
                                                         -----   -----   -----   -----
Net income (loss)......................................  (21.2)%  18.2%  (10.3)%  10.4%
                                                         =====   =====   =====   =====

  Three Months Ended September 30, 2000 Compared To The Three Months Ended September 30, 1999

     Revenue. Consolidated revenues for the three months ended September 30, 2000 were $120.0 million as compared to $90.1 million for the comparable period in 1999. The growth in revenue is attributable to the continued deployment of the Company's network, increased customer base as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Access and Network Services. Telecommunications services costs for the three months ended September 30, 2000 were $56.8 million or 47.3% of revenues as compared to $26.1 million or 29.0% of revenues for the comparable period in 1999. The increase in telecommunications services costs for the three months ended September 30, 2000 was due to increased costs related to operating and maintaining the network as it continues to be deployed, increases in local access costs as required for customer connectivity, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $30.8 million or 25.7% of revenues as compared to $14.5 million or 16.1% of revenues for the same period in 1999. The increase in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2000 was $29.6 million as compared to $18.8 million for the comparable period in 1999. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of the Company's network.

     Merger & August 2000 Restructuring Costs. On August 1, 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $3.4 million in its third quarter 2000 financial results, since this plan of restructuring will have an impact on the Company's current business operations.

     Interest. Interest expense for the three months ended September 30, 2000 was $31.3 million as compared to $20.2 million for the comparable period in 1999. The increase was primarily attributable to the interest associated with the issuance of the 1999 New Senior Notes.

     Interest income for the three months ended September 30, 2000 was $12.0 million as compared to $7.5 million in the comparable period in 1999. The increase is due to the interest earned from the Company's short-term investments that have increased as a result of the investment of the proceeds from the issuance of the 1999 New Senior Notes.

  Nine Months Ended September 30, 2000 Compared To The Nine Months Ended September 30, 1999

     Revenue. Consolidated revenues for the nine months ended September 30, 2000 were $352.6 million as compared to $213.0 million for the comparable period in 1999. The growth in revenue is attributable to the continued deployment of the Company's network, increased customer base as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Access and Network Services. Telecommunications services costs for the nine months ended September 30, 2000 were $151.1 million or 42.8% of revenues as compared to $64.9 million or 30.5% of revenues for the comparable period in 1999. The increase in telecommunications services costs for the nine months ended September 30, 2000 was due to increased costs related to operating and maintaining the network as it continues to be deployed, increases in local access costs as required for customer connectivity, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $87.1 million or 24.7% of revenues as compared to $35.9 million or 16.9% of revenues for the same period in 1999. The increase in selling, general and administrative expenses is reflective of the growth of the Company's business operations and support personnel, as well as the result of the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000.

     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2000 was $85.0 million as compared to $45.2 million for the comparable period in 1999. The increase in depreciation and amortization expense is attributable to an increase in depreciation of network assets due to the continued deployment of the Company's network.

     Merger & August 2000 Restructuring Costs. On August 1, 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. As a result of these initiatives, the Company has recorded a charge of approximately $3.4 million in its third quarter 2000 financial results, since this plan of restructuring will have an impact on the Company's current business operations.

     Interest. Interest expense for the nine months ended September 30, 2000 was $93.8 million as compared to $54.2 million for the comparable period in 1999. The increase was primarily attributable to the interest associated with the issuance of the 1999 New Senior Notes.

     Interest in come for the nine months ended September 30, 2000 was $39.2 million as compared to $15.5 million in the comparable period in 1999. The increase is due to the interest earned from the Company's short-term investments that have increased as a result of the investment of the proceeds from the issuance of the 1999 New Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES:

     Execution of the Company's strategy has been capital intensive. The Company currently expects that it will incur additional cash capital expenditures of approximately $150.0 million through December 31, 2000, to expand the reach and capacity of its network, and to construct intracity fiber networks and data- and Web-hosting centers in the its target metropolitan markets. The Company's cash capital expenditure program for 2001 is anticipated to be between $350.0 and $400.0 million. Further, as a result of the reorganization measures discussed above, we expect that the cash capital expenditure requirements are likely to decrease as the Company continues to evaluate its capital expenditure program in light of the proposed sale of those business units. The Company believes existing cash balances and the Company's projected internally generated funds, as well as funding available through the multi-currency bank credit facility, described below, should be sufficient to fund currently identified capital expenditures, at least through December 31, 2001, including payments on the long-term fiber lease arrangements. However, the actual amount and timing of the Company's future requirements may differ materially from estimates. Any failure to obtain necessary financing may require the Company to delay or abandon its plans for expanding the reach and capacity of the network, and constructing its planned intracity fiber networks and data- and Web-hosting centers which could jeopardize the Company's viability.

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank credit facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Of the $550 million committed under the Bank Facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E200 million, or $175.9 million. The remaining $275 million of commitment will be available when certain licenses and rights of way relating to the Company's network have been transferred to the subsidiary (collectively, the "Conditions Subsequent"). The Company currently expects that the Conditions Subsequent will be completed during the time period required by the lenders under the Bank Facility (nine months from entry into the Bank Facility in the case of licenses and rights of way in France and the United Kingdom and six months from entry into the Bank Facility in the case of licenses and rights of way in other countries), but borrowed funds will have to be repaid and any outstanding bank guarantees discharged, and commitments to lend under the Bank Facility will be reduced to zero, upon the expiration of a 90-day period following each of the above-described six-and nine-month periods (as applicable) if the Conditions Subsequent are not satisfied.

     The Company had a positive working capital of $354.0 million and $563.9 million as of September 30, 2000 and December 31, 1999, respectively. The Company had cash and cash equivalents of $370.8 million and $565.4 million at September 30, 2000 and December 31, 1999, respectively. The Company had $22.0 million and $18.4 million of restricted cash at September 30, 2000 and December 31, 1999, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

     During the nine months ended September 30, 2000, the Company provided $104.0 million cash from operating activities compared with providing $19.2 million for the comparable period in 1999. Investing activities used cash of $413.2 million for the nine months ended September 30, 2000 as compared to using cash of $96.8 million for the comparable period in 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The only significant change since December 31, 1999 is the execution in July 2000 by a subsidiary of the Company of an eight year, $550 million, multi-currency bank facility. Of the $550 million committed under the bank facility, $275 million is currently available, of which, as of September 30, 2000, the subsidiary has borrowed E200 million, or $175.9 million. The bank facility exposes us to changes in interest and foreign exchange rates.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In September 2000, we issued stock that was not registered under the Securities Act of 1993, as amended, pursuant to the exercise by certain employees of options to purchase 318 shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the third quarter 2000, the Registrant's shareholders unanimously authorized the transfer of 23,458 shares of the Registrant from Global TeleSystems, Inc. to GTS Carrier Services, Inc. GTS Carrier Services, Inc. is a wholly owned subsidiary of Global TeleSystems, Inc.

     During the third quarter 2000, Robert Amman was appointed to, and Brian Thompson resigned from the Supervisory Board with effect from October 4, 2000.

     Vimal Agarwal was appointed to the Management Board with effect from June 6, 2000. Maurice Woolf and Mikel Williams were appointed to, and Robert Amman, Mr G Caccappolo and Mr P Nemirovsky resigned from the Management Board with effect from October 4, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          10.1           -- Loan agreement dated 14 July 2000 among Global
                            Telesystems Europe Holdings B.V. and Bank of America
                            International Limited, Deutsche Bank AG London, Dresdner
                            Bank AG London Branch and the other parties named
                            therein.
           27            -- Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                             SUBJECT OF REPORT
     --------------                             -----------------
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

Date: November 14, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.1           -- Loan agreement dated 14 July 2000 among Global
                            Telesystems Europe Holdings B.V. and Bank of America
                            International Limited, Deutsche Bank AG London, Dresdner
                            Bank AG London Branch and the other parties named
                            therein.
           27            -- Financial Data Schedule