Form 10-K405
period 2000-12-31
GLOBAL TELESYSTEMS EUROPE B V
filed 2001-04-16
CIK 1047025

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     On February 15, 2001, there were outstanding 200,634 shares of Common Stock of Global TeleSystems Europe B.V. There is no established market for the registrant's voting stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. There were 318 shares of common stock held by non-affiliates.

      ITEM OF FORM 10-K            DOCUMENTS INCORPORATED BY REFERENCE
      -----------------            -----------------------------------
     Part IV, Item 14(c)                        Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GLOBAL TELESYSTEMS EUROPE B.V.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    2
ITEM 2.   Properties..................................................   30
ITEM 3.   Legal Proceedings...........................................   30
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   31

                                  PART II

ITEM 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................   31
ITEM 6.   Selected Financial Data.....................................   32
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   33
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...   39
ITEM 8.   Financial Statements and Supplementary Information for the
            Company...................................................   41
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   60

                                  PART III

ITEM 10.  Directors and Executive Officers of the Company.............   60
ITEM 11.  Executive Compensation......................................   63
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   68
ITEM 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   69
SIGNATURES............................................................   73

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     Global TeleSystems Europe B.V. (the "Company", "GTS Europe B.V.", or "Ebone") is a subsidiary of Global TeleSystems, Inc. ("GTS"). In November 2000, GTS announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business that its management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that its management believes are non-strategic or which are unsustainable as currently constituted and are a drain on GTS's limited financial and other resources. Following the Restructuring, GTS anticipates that the Company's operations will provide substantially all of GTS's revenues. GTS's decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of capital markets and other financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company and GTS, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's and GTS's markets has intensified. The Company and GTS cannot predict when these conditions will improve. Consequently, GTS determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company and GTS believe they have made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance the liquidity position of the Company and GTS, the future viability of the Company will depend upon GTS's ability to complete those aspects of the Restructuring, which will fund GTS's operations through the first quarter of 2002, on the Company's ability to access funding under the Amended Bank Facility, defined below, and on the ability of the Company to access additional capital to fund its operations after the first quarter of 2002, as discussed in greater detail below.

     In connection with the Restructuring, GTS will focus on providing, through the Company, data and internet-based broadband services to traditional carriers, Internet service providers, application service providers, other Web-centric entities and data intensive pan-European corporations. As part of the Restructuring, GTS reorganized into four "stand alone" business units -- GTS Broadband Services (which was rebranded "Ebone" in January 2001 and which is comprised primarily of the Company's operations); GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. ("Golden Telecom") -- and announced that it intended to sell the portion of its Business Services focused on serving small-to-medium-sized enterprises ("SME's") and providing voice and voice-based services. The Business Services units are primarily comprised of GTS's wholly owned subsidiary, Global TeleSystems (Europe) Limited, formerly Esprit Telecom Group plc ("Esprit" or "GTS (Europe) Ltd"). GTS also announced its intention to sell its Central European operations, which provide voice and data services in Hungary, Poland, the Czech Republic, Slovakia and Romania. GTS expects to retain its transborder fiber optic network in that region.

     In addition, GTS indicated it could sell all or part of its 61.5% interest in Golden Telecom, a subsidiary with operations in Russia and other countries in the former Soviet Union, which was split-off from GTS in an initial public offering in October 1999. On April 2, 2001, GTS announced that it had entered into an agreement to sell up to its entire equity interest in Golden Telecom. See "-- Agreement to Sell Certain of GTS's Shares in Golden Telecom." While GTS has had certain discussions with third parties concerning the sale of the Central European businesses, these discussions have not resulted at this time in any definitive agreements to purchase any of these assets and there can be no assurance that any such agreements will be reached. As discussed under "-- Amended Bank Facility," GTS is required to transfer to subsidiaries of the Company GTS's interest in the Central Europe division and in Golden Telecom prior to effectiveness of the Amended Bank Facility, defined below.

     As a result of the Restructuring initiative, the Company recorded a $136.8 million charge within its statements of operations in the fourth quarter 2000. Of the $136.8 million, $121.3 million represents non-cash items due to the write-off of impaired goodwill and intangibles of $83.5 million with the remaining $37.8 million principally related to the write-off of impaired fixed assets.

As discussed in greater detail below, many of the steps taken by GTS during the first and second quarters of 2001 to complete the Restructuring are related to and affect the Company.

  AMENDED BANK FACILITY

     On July 14, 2000, a wholly owned subsidiary of the Company, Global TeleSystems Europe Holdings B.V. (the "Borrower") entered into a $550 million multi-currency bank facility with Bank of America International Limited, Deutsche Bank AG London and Dresdner AG London Branch (the "Bank Facility"). The Bank Facility had a term of eight years -- the first four years as a revolving facility and the remaining four years as a term facility with declining availability and required amortization of outstanding loans. The outstanding borrowings under the Bank Facility were E100 million and E200 million as of December 31, 2000 and March 31, 2001, respectively.

     On account of the Restructuring, the Borrower and the lenders under the Bank Facility commenced negotiations to amend the Bank Facility. In April 2001, the Borrower and the lenders under the Bank Facility entered into an agreement (the "Supplemental Agreement"), to amend and restate the Bank Facility (the "Amended Bank Facility"), to permit the Restructuring and to reduce the maximum amount available for borrowings to E300 million pending the negotiation of a new longer term facility. The following is a summary of the Supplemental Agreement and the Amended Bank Facility and is qualified in its entirety by reference to the Supplemental Agreement and the Amended Bank Facility, which are incorporated by reference as on exhibit to this report.

     The Supplemental Agreement and the Amended Bank Facility together, among other things:

          (1) provide that the funds available under the Amended Bank Facility are limited to the lesser of (A) a range of funding, based on the Borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple;

          (2) provide that the Amended Bank Facility is available on a revolving basis until March 31, 2002, with an optional additional twelve-month term subject to payment of a term-out fee to the lenders;

          (3) allow GTS and the Company to undertake the asset transfers associated with the Esprit Restructuring, defined below;

          (4) replace financial covenants under the Bank Facility with covenants requiring minimum consolidated revenues, minimum consolidated net operating cash flow and maximum cumulative consolidated capital expenditure;

          (5) require GTS to (a) use reasonable endeavors to transfer all of its shares in Golden Telecom to the Borrower as soon as possible and cause the Borrower to grant security in favor of the lenders over all such shares and over any promissory note or guarantee provided by Alfa Holdings, defined below, in connection with its or its affiliates' obligations under the Golden Purchase Agreement, defined below (each to the extent possible under the Golden Purchase Agreement or by obtaining Alfa Holdings' consent) and to lend a portion of the proceeds of the sale of the Golden Telecom shares to the Borrower (b) cause (i) the current parent of the Central European division to grant security over its shares in the Delaware holding companies of the Central European unit in favor of the lenders, (ii) the shares of the companies comprising the Central European division to be transferred to a new subsidiary of GTS and the shares of such new company to be transferred to the Borrower and (iii) the Borrower to grant security over the shares of such new company in favor of the Banks; and

          (6) require GTS to apply (a) E50 million of the sale proceeds of the shares in Golden Telecom in prepayment of loans outstanding under the Amended Bank Facility (to be payable in two equal installments by May 31, 2001 if the Closing, defined below, occurs prior to that date, or payable in a single payment at the Closing if the Closing occurs on or after May 31, 2001); and (b) the proceeds of any sale of the Central European division to prepayment of the Amended Bank Facility and the cancellation of commitments provided that (i) if such proceeds received on or before September 30, 2001 (x) exceed E25 million, the amount of such excess shall not be applied to the cancellation of commitments and (y) do not exceed E25 million, the commitments will be reduced by all such proceeds received up to E50 million;

          (7) require if GTS issues new shares, any proceeds of such issuance in excess of $50 million and the proceeds of any other raising of funds by the Company or any of its subsidiaries (other than the Borrower and its subsidiaries or the Central Europe division), to be applied to the prepayment and cancellation of the Amended Bank Facility, provided that the parties have agreed to work together in good faith to endeavor to identify, discuss, and implement changes to the Supplemental Agreement and Amended Bank Facility necessary or appropriate to obtain such investment;

          (8) require GTS and Borrower to hold their cash in an account in the name of the Borrower, which account is pledged to the lenders, with certain exceptions, including (a) $50 million in proceeds from the financing described in (7) above, (b) E35 million in respect of the Working Capital Facility, defined below, (c) approximately $35 million and E32 million in restricted cash held in support of third party obligations, (d) aggregate cash balances of GTS and the Borrower not to exceed E7.5 million, and (e) $10 million in an account in GTS's name subject to a pledge to the lenders;

          (9) restrict GTS and its subsidiaries from entering into joint ventures and partnerships and from making acquisitions, other than, among other things, certain acquisitions and other transactions for consideration consisting of the issuance of shares of GTS, provided that the total liabilities of GTS and its subsidiaries in respect of such transactions does not exceed $25 million; and

          (10) prohibit payments by the Borrower and its subsidiaries to other subsidiaries of GTS and to the Company, other than (a) payments to the Company to an account pledged in favor of the lenders, (b) disposals relating to the Asset Transfers, defined below, (c) certain transactions relating to Golden Telecom and the Central European division and (d) provided no default has occurred under the Amended Bank Facility, payment of E6,400,000 to GTS in respect of the cash outflows during April 2001 and, in respect of each month thereafter, the amount required to meet cash outflows of GTS during such month up to certain agreed amounts, including amounts payable by GTS on behalf of the Borrower and its subsidiaries.

     Effectiveness of the Supplemental Agreement and Amended Bank Facility is subject to the transfer of certain directly owned GTS subsidiaries to the Borrower described above, the delivery of legal opinions and other documentation and the satisfaction of certain customary conditions precedent. GTS and the Borrower are in the process of completing the legal documentation needed to satisfy these conditions precedent, which is expected to be finalized shortly.

     The Company believes that, combined with internally generated cash, the terms of the Supplemental Agreement and the Amended Bank Facility should provide adequate funding to allow GTS and the Company to meet their business plans through March 31, 2002. The Amended Bank Facility provides that the parties intend to work with each other in good faith towards the objective of closing a refinancing of the Amended Bank Facility in full as soon as reasonably practical.

  AGREEMENT TO SELL CERTAIN OF GTS'S SHARES IN GOLDEN TELECOM

     On April 2, 2001, GTS entered into an agreement (the "Golden Purchase Agreement") with Alfa Bank Holdings Limited ("Alfa Holdings"), Capital International Global Emerging Markets Private Equity Fund, L.P. ("Capital Global"), Cavendish Nominees Limited ("Cavendish"), and First NIS Regional Fund SICAV ( "First NIS," together with Cavendish, "Barings," and collectively, with Alfa Bank, Capital Global and Cavendish, the "Purchasers") to sell 12,195,122 shares of common stock, par value $0.01 per share (the "Golden Common Stock"), of Golden Telecom owned by GTS. On April 10, 2001, Alfa Holdings assigned its rights and obligations to Alfa Telecom Limited, an affiliate of Alfa Holdings ("Alfa Telecom"), in accordance with its right to make such assignment under the Share Purchase Agreement prior to the closing of the transaction (the "Closing"). At March 31, 2001, GTS owned approximately 61.5%, or 15,056,328 shares, of the outstanding Golden Common Stock. The following summary describes certain of the material terms of the Golden Purchase Agreement and is qualified in its entirety by reference to the Golden Purchase Agreement, which is incorporated by reference as an exhibit to this report.

     Under the Golden Purchase Agreement, the purchase price for the shares of Golden Common Stock is $10.25 per share in cash, or $125,000,000; of which Alfa Telecom is to purchase 10,731,707 shares for $110,000,000; Capital Global has agreed to purchase 487,805 shares for $5,000,000; Cavendish has agreed to purchase 886,927 shares for $9,091,000; and First NIS has agreed to purchase 88,683 shares for $909,000. However, Alfa Telecom will satisfy its obligation to pay the portion of the purchase price payable by it by delivery at the Closing of 50% of such amount in cash and a promissory note (the "Note") in a principal amount equal to 50% of such amount due May 31, 2001. The Note will be secured by a security interest in the shares of Golden Common Stock purchased by Alfa Telecom and a guaranty by Alfa Bank. The Closing is subject to the fulfilment or written waiver of the conditions set forth in the Golden Purchase Agreement, including the expiration (or termination) of any waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

     At the Closing, GTS will enter into separate stock option agreements (the "Stock Option Agreements") with each of Alfa Telecom, Capital Global and Barings (the "Stock Option Parties"). The following paragraphs describe certain of the material terms of the Stock Option Agreements. Pursuant to the Stock Option Agreements, during the 60-day period after Closing, each of the Stock Option Parties (or their designees) will have right to cause GTS to sell to each of them up to the following number of shares allocated as follows: Alfa
Telecom -- 2,000,000 shares of Golden Common Stock, Capital Global -- 90,909 shares of Golden Common Stock, and Barings -- 181,818 shares of Golden Common Stock. The purchase price for these shares shall be $11.00 per share in cash. During this 60-day period GTS will agree not to sell such shares to any other party.

     If the Stock Option Parties (or their designees) purchase at least $140 million shares of Golden Common Stock held by GTS either at the Closing or during the 60-day period described above (the "Minimum Purchase Condition"), then for the period from 60 days after the closing until twelve months thereafter (the "Lock-up Period"), the Stock Option Parties (or their designee) will have the right to cause GTS to sell to each of the Stock Option Parties (or their designees) any of the shares of Golden Common Stock which the Company continues to own, at a per share price equal to the greater of (a) $11.00 or (b) 120% of the moving average of the closing price of the Golden Common Stock on the Nasdaq National Market during the 60-trading day period ended on the date immediately before the Stock Option Parties (or their designees) deliver a notice of intention to purchase such additional shares.

     If the Minimum Purchase Condition is fulfilled, during the Lock-up Period GTS will not be permitted to sell the shares of Golden Common Stock owned by it unless the following procedures are followed: GTS must notify the Stock Option Parties of GTS's intent to sell such shares at least 30 days prior to consummating the sale of such shares. The Stock Option Parties will then have
(i) fifteen days after receiving such notice to notify GTS of the Stock Option Parties' decision to purchase a number of the shares which GTS proposes to sell in the following allocations -- Alfa Telecom up to 88%, Capital Global up to 4%, and Barings up to 8% (provided that each of the Stock Option Parties shall have the option to purchase any shares which the other Stock Option Parties do not purchase), and (ii) if the Stock Option Parties have not consummated their purchase of such shares within sixty days after receiving GTS's notice, GTS will be entitled to consummate the sale to the third party.

     If the Minimum Purchase Condition is not fulfilled, GTS will be free to sell the shares of Golden Common Stock held by it. However, for the twelve-month period after the Closing, Alfa Telecom (or its designee) will have the right to cause GTS to sell to Alfa Telecom (or its designee) any of the shares of Golden Common Stock which GTS continues to own and has not sold, at a per share price equal to the greater of (a) $11.00 or (b) 120% of the moving average of the closing price of the Golden Common Stock on the Nasdaq National Market during the 60-trading day period ended on the date immediately before the Stock Option Parties (or their designees) deliver a notice of intention to purchase such shares.

     During the period between six months and twelve months after the Closing, Alfa Telecom will have the right pursuant to its Stock Option Agreement to cause GTS to sell any shares of Golden Common Stock which GTS then owns in an underwritten public offering provided that GTS shall not be required to complete the offering unless the offering price is equal to at least $15.00 per share.

     As discussed under "-- Recent Developments -- Amended Bank Facility," GTS may be required to transfer its shares of Golden Common Stock to the Borrower in connection with the conditions precedent to effectiveness of the Amended Bank Facility.

  RESTRUCTURING OF GTS'S GLOBAL TELESYSTEMS (EUROPE) LTD (ESPRIT) SUBSIDIARY

     As part of the Restructuring, GTS determined that it must address and resolve the substantial outstanding debt obligations of Esprit, which that subsidiary cannot independently service. Esprit has incurred and, without a restructuring of such obligations, is expected to continue to incur net losses, operating losses, negative cash flow from operating activities, and losses from operations before interest, income taxes, depreciation and amortization, foreign currency gains (losses), other income (expense) and non-recurring expenses ("EBITDA"). For the years ended December 31, 1998, December 31, 1999 and December 31, 2000, Esprit sustained net losses of $106.5 million, $341.4 million and $1,029.9 million, respectively, and negative EBITDA of $37.0 million, $160.6 million and $179.2 million, respectively. Esprit has incurred substantial debt to finance its business. As of December 31, 2000, the amount of such indebtedness consisted of long-term debt owed to GTS in the amount of $104.2 million and Esprit's $230,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit US Notes due 2007"), $150,000,000 principal amount 10 7/8% Senior Notes due 2008 ("Esprit US Notes due 2008" and, together with the US Notes due 2007, the "Esprit US Notes"), DM 125,000,000 principal amount 11 1/2% Senior Notes due 2007 ("Esprit DM Notes due 2007") and DM 150,000,000 principal amount 11% Senior Notes due 2008 ("Esprit DM Notes due 2008" and, together with the Esprit DM Notes due 2007, the "Esprit DM Notes"; the Esprit US Notes and the Esprit DM Notes, are hereinafter referred to as the "Esprit Notes"). Without a restructuring of these debt obligations, GTS expects that Esprit's existing operations will continue to sustain negative cash flows. In addition, GTS contributed $87.5 million and $287.2 million to Esprit in the form of equity during 1999 and 2000, respectively, and has contributed $12.2 million to Esprit in the form of equity during the first quarter of 2001. Due to Esprit's continuing expected negative cash flows and other demands for GTS's own cash resources, GTS had indicated to Esprit that it would be unable to continue providing funding to Esprit after March 31, 2001, other than on a senior secured basis.

     In order to be able to continue to meet its trade obligations consistent with past practices while it addressed its options with regard to its outstanding indebtedness under the Esprit Notes and its long-term debt owed to GTS, on December 15, 2000 Esprit announced that it had elected not to pay scheduled cash interest payments totaling approximately $12.0 million due on December 15, 2000 on the Esprit US Notes due 2008 and Esprit DM Notes due 2008. Upon the expiration of the applicable grace period, this payment default matured into an event of default under the related indentures for the Esprit US Notes due 2008 and the Esprit DM Notes due 2008. If the indebtedness represented by the Esprit US Notes due 2008 and Esprit DM Notes due 2008 were accelerated, this could, in turn, trigger an event of default under the Esprit US Notes due 2007 and Esprit DM Notes due 2007. These events of default have no effect upon the Company's debt obligations. GTS and Esprit, with the assistance of its financial advisors, entered into negotiations with an unofficial committee (the "Committee") comprised of certain holders of the Esprit Notes with a view toward developing a consensual restructuring plan for Esprit that would maximize the value of Esprit for all interested parties.

     Following negotiations with the Committee and its financial and legal advisors, Esprit and GTS have developed a plan for a reorganization of GTS's European voice services business (as described more fully below and referred to as "GTS Business Services") which comprises a restructuring of the Esprit's obligations under the Esprit Notes pursuant to a scheme of arrangement under
Part XIII of the UK Companies Act of 1985 (the "Scheme") and a restructuring of certain other indebtedness and obligations of Esprit (the "Esprit Restructuring"). Esprit and the other companies, which include certain subsidiaries of the Company, comprising the GTS Business Services division, following the Esprit Restructuring (the "Newco Group"), shall continue business operations as a stand-alone business. In connection with such plan, GTS, Esprit and the Committee have entered into an agreement dated as of March 27, 2001 (the "Lock-Up Agreement") pursuant to which the holders of Esprit Notes represented on the Committee have agreed, subject to certain conditions, to support and act in good faith to ensure the implementation of the Scheme. In connection with implementation of the Esprit Restructuring, it is contemplated that GTS, subject to the satisfaction of certain conditions described below, will (1) enter into proposed senior secured credit facilities with Esprit that are intended to provide Esprit and the other companies comprising the GTS Business Services division with interim funding, as described below and (2) sell certain assets to, and purchase certain assets from, subsidiaries of GTS in consideration of the cancellation of intercompany payables owed to and by such subsidiaries, as described below (the "Asset Transfers"). This discussion is a summary of the Lock-Up Agreement and the Summary of Terms, defined below, and is qualified in its entirety by reference to those documents, which are incorporated by reference as an exhibit to this report.

     In addition, the Committee has agreed to the outline of the Restructuring contained in the Summary of Terms and Conditions attached to the Lock-Up Agreement (the "Summary of Terms"). Under the Summary of Terms, upon the effective date of the Esprit Restructuring (the "Effective Date"), holders of the Esprit Notes, under the terms of the Scheme, will receive ordinary shares ("Newco Stock") of a newly-formed company ("Newco") in exchange for all of their claims under the Esprit Notes. Newco will own 100% of the ordinary shares of Esprit and, after giving effect to the contribution by GTS and/or its subsidiaries of the shares of the other companies, including certain subsidiaries of the Company, comprising the GTS Business Services division, 100% of the equity of such other GTS Business Services companies.

     After giving effect to the Esprit Restructuring, holders of the Esprit Notes will become the beneficial owners of an amount of Newco Stock equal to (a) 90% of the Newco Stock outstanding, less (b) the amount of Newco Stock issued to key employees of GTS Business Services on the Effective Date pursuant to the employee incentive plan. GTS and/or one of its subsidiaries will become the holder of 10% of the Newco Stock as consideration for transferring ownership to Newco of certain of GTS's non-Esprit Business Services subsidiaries, including certain subsidiaries of the Company. In addition, GTS and/or such subsidiary shall have contractual warrant rights, subject to certain conditions, to purchase additional Newco Stock in an amount equal to 10% of the Newco Stock outstanding on the exercise date of such warrant rights. As a result of the Esprit Restructuring, GTS will cease to have any claim against Esprit in respect of its $104.2 million subordinated long-term loan to Esprit.

     Under the Summary of Terms, GTS will advance interim funding to Esprit and the other companies comprising the GTS Business Services division as of March 31, 2001 under a facility (the "Working Capital Facility") to be made available for the working capital requirements of such GTS Business Services companies or the members of the Newco Group, as the case may be, up to a maximum commitment of E35 million. Funding under the Working Capital Facility will not be used to pay amounts owed by the GTS Business Services companies or the members of the Newco Group, as the case may be, to GTS or any entities in "Ebone" (collectively, "Ebone"), the business unit of GTS (comprised primarily of the Company) relating to the provision of broadband data transmission, for use of such data transmission network. The Working Capital Facility shall be a senior secured credit facility. The commitment under the Working Capital Facility shall be available for the period April 1, 2001 through December 31, 2001. Amounts borrowed under the Working Capital Facility will bear interest at 12 per cent per annum and be secured by a fixed and floating charge on all assets of the loan parties thereunder, including, without limitation, all of the shares in their respective direct subsidiaries. In addition, each loan party under the Working Capital Facility will guarantee the obligations of other loan parties, under the Working Capital Facility. The maturity date of the Working Capital Facility will be December 31, 2003.

     Under the Summary of Terms, GTS will also advance interim funding of up to E20 million to Esprit and the other companies comprising the GTS Business Services division as of March 31, 2001 or the members of the Newco Group, as applicable, in addition to any amounts of indebtedness incurred under the Working Capital Facility, under a facility (the "Ebone Facility" and, together with the Working Capital Facility, the "GTS Facilities") to be made available to pay the costs of transmission services or network capacity to be provided by Ebone on its data transmission network during the period April 1, 2001 through December 31,

2001. The Ebone Facility shall be a senior secured facility. To the extent that, other than for reasons of an increase in the number of circuits and capacity requested and utilized over that ordered prior to March 27, 2001, the cumulative costs of such transmission services and network capacity provided during the period April 1, 2001 through December 31, 2001 exceed E20 million, funds available under the Ebone Facility shall increase dollar for dollar to cover such increased costs.

     Amounts borrowed under the Ebone Facility will bear interest at 12 per cent per annum and be secured by the same collateral as under the Working Capital Facility. In addition, each loan party under the Ebone Facility will guarantee the obligations of other loan parties under the Ebone Facility. From and after the Effective Date, all amounts then or thereafter outstanding under the Ebone Facility will be repaid through the issuance of shares of preferred stock of Newco having a liquidation value based upon the principal amount of the Ebone Facility and accreting and accumulating dividends on a non-cash basis of 12 per cent per annum and all security interests in favor of GTS will be released.

     Under the Summary of Terms, certain subsidiaries of Esprit will transfer to GTS and/or GTS's subsidiaries in the Ebone group, on or before the Effective Date, certain assets and contract rights currently held by such subsidiaries (the "Business Services Transfer Assets"). The Business Services Transfer Assets to be transferred to such Ebone subsidiaries are set forth in Exhibit A to the Summary of Terms and include the ETN Esprit backbone, the city networks in Paris, Berlin and Madrid, all fiber leases, licenses from certain software providers, data contracts, customer contracts, telecommunications equipment, rights relating to certain points-of-presence in the Ebone network, leased office premises, and the company that owns the lease relating to the offices currently occupied by Esprit and GTS at 151 Shaftesbury Avenue, London, England.

     In addition, the Summary of Terms contemplates that GTS shall, or shall cause its subsidiaries (other than Esprit and its subsidiaries) to, transfer to Esprit and/or its subsidiaries, on or before the Effective Date, certain assets and contract rights currently held by such GTS subsidiaries (the "GTS Transfer Assets"). The GTS Transfer Assets to be transferred Esprit and/or its subsidiaries are set forth in Exhibit B to the Summary of Terms and include certain routers and other telecommunications equipment used or acquired for use in connection with the provision of services by Esprit or other GTS Business Services companies.

     On April 10, 2001, Esprit obtained consent from holders of the Esprit Notes to modify certain provisions in the indentures (the "Esprit Indentures") relating to each series of the Esprit Notes (the "Proposed Amendments") in order to permit GTS to (1) enter into the GTS Facilities and (2) undertake the Asset Transfers.

     The obligation of GTS to execute, deliver and provide funding under the GTS Facilities is subject to, among other things, (i) the production of satisfactory loan and security documentation, (ii) the due performance of Esprit's and Newco Group's obligations under the Summary of Terms, including the transfer of the Business Services Transfer Assets and (iii) with respect to financing to be provided on and after June 1, 2001, GTS selling assets or subsidiaries generating sufficient proceeds to allow GTS to provide such financing. All funds advanced by GTS after April 1, 2001 shall be deemed to have been made on a secured basis.

     The Esprit Restructuring to be accomplished pursuant to the Lock-Up Agreement is planned to be effected through the Scheme. Pursuant to this procedure, the agreement is conditioned upon at least 75% of the face value of the Esprit Notes, and 50% of the number of holders of the Esprit Notes who participate in the process (either in person or by proxy), voting in favor of the Scheme and the High Court (the "Court") of England and Wales approving the Scheme. Once agreed by these requisite majorities and approved by the Court, all holders of the Esprit Notes will be bound by the terms of the Scheme, but the Scheme will not affect the rights of other creditors of Esprit. The parties expect to file the Scheme with the appropriate reviewing authorities during the second quarter of 2001. As of April 11, 2001, holders representing approximately 70% of the aggregate principal amount of the Esprit Notes had signed the Lock-Up Agreement.

     Notwithstanding the percentage of the aggregate principal amount of the Esprit Notes represented by holders of the Esprit Notes that have signed the Lock-Up Agreement, there can be no assurance that the Scheme will be approved by the requisite votes of holders of the Esprit Notes or sanctioned by the Court or that the consummation of the Esprit Restructuring will occur in the timeframe contemplated by Lock-up

Agreement, or at all. If the Scheme is not approved and the Esprit Restructuring is not consummated, such failure could have a material adverse effect on the Restructuring and GTS. In addition, in the event GTS and Esprit are unsuccessful in obtaining approval of the Scheme or completing the Esprit Restructuring, Esprit may be required to cease operations, could seek protection under applicable bankruptcy laws, initiate administration proceedings or be put into receivership and be compelled to liquidate, and GTS may be required to defend against the claims of Esprit creditors.

     If GTS is not successful in (1) increasing its available cash resources through asset sales, including pursuant to the Golden Purchase Agreement, or other means in the second quarter of 2001 and the balance of the year, and (2) completing the Esprit Restructuring and the Company is not successful in satisfying the conditions precedent to effectiveness of, and the financial covenant and other conditions to borrowing under, the Amended Bank Facility, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets, halting certain operations of the Company, or seeking the protection of applicable bankruptcy or insolvency laws for units of the Company or the Company as a whole. Any person considering an investment in any of the Company's securities is urged to consider these risks. All of the statements set forth in this report are qualified by reference to these considerations, as well as the matters addressed under "-- Certain Considerations Generally Applicable to Our Company."

BUSINESS OVERVIEW AND STRATEGY

     We are Europe's premier independent broadband network services provider. Our goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - our pan-European broadband fiber optic network, which extends approximately 21,000 kilometers, connects 56 cities in 20 countries, and is the largest such operational network in Europe;

     - our pan-European Tier 1 Internet Protocol ("IP") backbone, which carries approximately 5% of the total Internet traffic, 25% of all European Internet traffic and is the first European IP network to operate at 10 gigabits per second; and

     - our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

  FOCUS OUR ACTIVITIES ON OUR CORE EXPERTISE IN OPTICAL AND IP NETWORKING

     We intend to capitalize on the market downturn by focusing our aggressive sales and marketing activities on the services offered on our leading broadband optical and IP-based network and hosting center infrastructure. Our depth of experience in operating one of the largest and most technologically advanced network infrastructures in Europe is of great value to those companies that offer application and other advanced services that require broadband infrastructure. During 2001, we plan to expand our service portfolio through our own and partner-initiated service platforms which add value in the IP-based communications market with minimal additional capital expenditure.

     Our basic service portfolio is available in each country in Europe in which we operate. We intend to continue to develop and market managed networking services such as Managed Bandwidth and Managed Intranet Services to our service provider, enterprise and media customers. We will market more advanced, value-added services to our customers as their communications needs evolve from basic Internet connectivity to full utilization IP-based communication services, such as corporate intranets and virtual private networks.

  BUILD ON OUR LEADERSHIP POSITION IN THE CARRIERS' CARRIER MARKET TO PENETRATE A BROADER BANDWIDTH INTENSIVE CUSTOMER BASE

     Since we began offering service on our fiber optic network in November 1996, we have developed a significant customer base comprised of telecommunications carriers, Internet service providers Internet-centric and other bandwidth-intensive customers. We serve over 200 of the leading telecommunication and data customers in Europe and North America. As a result of being first in the market, we have gained significant experience in developing service innovations and tailoring our service offerings to meet our customers' rapidly evolving needs. We intend to build on our success in delivering broadband service to carriers by increasingly focusing on emerging bandwidth- and Internet-intensive companies. These types of customers include broadband multimedia providers, content providers, such as motion picture studios and broadcasters, and emerging data transmission providers, such as wireless operators. By providing scalable, secure, high quality services to our customers, we seek to establish ourselves as their strategic communications partner.

  EXPLOIT THE REACH AND CAPACITY OF OUR FIBER OPTIC NETWORK

     We will continue to invest in our network to expand its geographic reach and capacity in order to ensure that we can accommodate our customers' future capacity requirements. As of December 31, 2000, our network extended approximately 21,000 kilometers across Europe. This network is almost entirely based on advanced dense wave division multiplexing technology with a minimum of 100 gigabits per second multiplexors installed on all routes. In the core of the network connecting London, Amsterdam, Paris, Frankfurt and Brussels a second system upgradeable to 96 wavelengths of 10 gigabits per second has been implemented to satisfy demand beyond 100 gigabits per second. Second fiber pairs supporting dense wave division multiplexing at 96 x 10 gigabits per second will be brought into service on other routes configured at 100 gigabits per second as required. Where dense wave division multiplexing has been installed for the first time on new high density routes (Copenhagen-Oslo-Stockholm and London-Manchester-Edinburgh-Dublin), 80 or 96 x 10 gigabits per second systems are initially being installed.

     In particular, the following features also demonstrate the diversity, strength and competitive advantages of our network:

     - City Enterprise Networks. In order to offer true end-to-end transmission services to our carrier, business and other bandwidth-intensive customers, GTS has built, and intends to complete additional, intracity fiber networks, or City Enterprise Networks, in major European cities. GTS, through certain subsidiaries including subsidiaries of the Company, currently operates nine such networks in Amsterdam, Frankfurt, Milan, Paris, Budapest, Prague, Berlin, Geneva and Stockholm. In addition, during 2001, we expect to complete the deployment of City Enterprise Networks in five additional cities (Dusseldorf, London, Madrid, Vienna and Zurich). Each City Enterprise Network is designed to connect, within a city, its major Internet and telecommunications transmission centers, including points of presence on our network, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city. Such networks allow us to reach our customers without relying on third-party local access providers. We expect to improve service quality and realize higher margins as we manage more traffic end-to-end over our network.

     - Substantial transatlantic capacity. We believe that a large portion of our market growth will come in the form of IP-based data services. We currently lease transatlantic capacity from third parties. Because a majority of IP traffic originates in the United States, we have invested in our own transatlantic capacity infrastructure through the acquisition of a dedicated fiber pair on the FLAG Atlantic-1 transatlantic fiber optic link. By owning this fiber pair, we will acquire capacity of 80 gigabits per second upgradeable up to a maximum of 400 gigabits per second of fully protected capacity from the New York City area directly to our European network. We believe that owning a large volume of transatlantic capacity to and from the United States will enhance our competitive low cost position in Europe while extending our network to the U.S. at favorable prices. We expect the FLAG Atlantic-1 link to be operational by mid-2001.

     - Data and Web-hosting centers to support Web-based services. We have deployed and intend to continue to develop data- and Web-hosting centers on our network near key public Internet exchange points to strengthen our portfolio of Web-based services. This provides us with the necessary facilities to undertake secure co-location, data- and Web-hosting services and facilitates our ability to offer a range of communication services. GTS, through certain subsidiaries including subsidiaries of the Company, has established data- and Web-hosting capability in, Bracknell
       (UK), London, Amsterdam, Frankfurt and Paris. We intend to offer data- and Web-hosting capability through existing facilities in up to five additional cities by the end of 2001. These centers are a natural extension of our strategy to meet the end-to-end needs of the Web- and media-centric content and application providers who are leading the rapid growth of the Internet- and multimedia-related segments of our target markets. In addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their business activities and provide peering arrangements.

  CAPITALIZE ON THE "EBONE" BRAND NAME

     In the first quarter of 2001, we re-branded our Broadband Services unit under the name "Ebone." The Company acquired Ebone in 1998. Originating in 1991, Ebone is the largest European Internet backbone and provides access to more than 150 ISP's across Europe. Through the re-branding program the Company is seeking to expand our market share, increase customer loyalty and capitalize on Ebone's reputation for quality and expertise.

OUR EUROPEAN OPERATIONS

  OVERVIEW

     We are one of the leading European providers of managed bandwidth and related communications services to carriers, Internet service providers and other bandwidth-intensive customers. We have the largest centrally managed fiber optic network in Europe and a Tier 1 Internet backbone network. We offer a portfolio of bundled voice, data and Internet services to small-to-medium sized enterprises and pan-European companies in 20 European countries.

     We seek to capitalize on the increasing demand in Europe for communication services and products, in which businesses utilize data networks to perform key business communications processes. We believe that a wide variety of businesses, both large and small, will increasingly consume bandwidth to communicate, improve operating efficiencies and transact commerce in secure, reliable and cost-effective ways. We currently provide these customers with a range of voice and data services, including, in selected European countries, dedicated Internet access and virtual private network services. As we develop and expand our suite of services to include, among others, Web-hosting, co-location, messaging and remote access services and we complete the Restructuring, we expect to realize substantially all of our revenue from businesses that purchase managed bandwidth and backbone transmission services from us and that rely on bandwidth-intensive, IP-based applications to communicate with customers, suppliers and employees.

     We began providing broadband carrier services in November 1996 and are recognized as a pioneer in fiber optic network deployment and service development. We have established long-term contracts with these customers. We provide mission-critical value-added services to these customers and increasingly seek to establish ourselves as their strategic partner. This integration into our customers' operations often provides us with the opportunity to introduce and implement additional services, which enable us to further penetrate our customer base.

     Customers of our broadband services include:

     - European incumbent telecommunications operators

     - Alternative carriers

     - Voice resellers

     - International carriers

     - Internet service providers

     - Medium and large trans-European multinational enterprises

     We believe that the trend toward substantial increases in the volume of data traffic is being driven by the rapid growth of the Internet and bandwidth-intensive applications that require scalable, high-quality, cost-effective network services. In addition, we believe that our customers will increasingly demand Internet-or IP-based services, such as Internet access, Web-hosting and data management services, in order to participate in the expected growth of data communication and the Internet. In order to reinforce our leadership position, we will continue to add new services on our network and sell our services in additional markets throughout Europe.

  BROADBAND SERVICES

     We have developed a broad range of services that vary in technology (synchronous digital hierarchy, dense wavelength division multiplexing, IP), configuration (point-to-point, ring, virtual network services), quality requirements, and geographical reach (domestic, pan-European, transatlantic services). Service innovation and the ability to package and price services flexibly allow us to effectively serve the needs of our customers.

     Our network services have the following competitive advantages:

     - Tailored solutions. We have significant experience in tailoring highly customized contract terms and volume discounts that allow our customers to select varying capacity, access, guaranteed availability and contract terms.

     - High capacity cross-border network facilities. Our dense wavelength division multiplexing network provides high capacity cross-border network facilities without requiring customers to invest in network infrastructure or to be constrained by a narrow range of capacity offerings.

     - Diverse routing. Our fiber optic network's diverse, redundant routes are designed to allow us to provide strong performance commitments. On most routes, the fiber optic network has performed at over 99.9% availability.

     - Cost-reduction through advanced technology. We have substantially reduced our unit cost by increasing the available capacity on a fiber pair and deploying advanced dense wavelength division multiplexing technology.

     - Uniform network architecture. The uniform technology of our international managed transmission network allows us to provide a better quality and reliability of service as well as uniformity of features throughout our fiber optic network.

     Managed Bandwidth Services. We primarily provide large capacity cross-border European and transatlantic services over an integrated, managed network. Our network, based on dense wavelength division multiplexing and synchronous digital hierarchy technology, provides digital transmission capability upon which a broad range of advanced applications may be run. Our network offers availability, flexibility, reliability and bandwidth speeds not widely available for transport of telecommunications traffic across national borders in Western Europe. Our network is designed to provide customers with a wide variety of bandwidth speeds, ranging from a data transmission rate of 2 megabits per second to a data transmission rate of 2.5 gigabits per second. Access to our network allows our customers to rapidly enter the markets they are targeting while benefiting from its low unit cost.

     We tailor our services to meet the diverse requirements of various customer segments which require managed bandwidth services from two categories of platforms:

     - Optical Services. We offer 2.5 gigabits per second and 10 gigabits per second managed wavelength services, primarily to telecommunications, network and Internet service provider customers. As the leader in managed optical services in Europe, we expect this service to continue to be central to our service offerings.

     - International Private Leased Circuits via Synchronous Digital Hierarchy platforms. We offer point-to-point managed bandwidth services in speeds ranging from 2 megabits per second to 2.5 gigabits per second. These services can be tailored via protected and unprotected network paths to provide the proper cost and reliability factors demanded by various customer segments. These services are expected to continue to grow in demand from telecommunication, network and Internet service providers as well as Enterprise customers.

     IP-based Services. The current and future growth of the Internet has a significant impact on the network service provider business. In addition to increasing the amount of data that is being transported across borders, the Internet influences the transport technologies, the traffic patterns and the segments that require carrier-like services.

     We offer to Internet service providers, value added network service providers, multimedia application providers and Web-hosting companies a carrier-grade Internet platform. We provide general purpose, congestion free access to the worldwide Internet and low delay, high performance access to the European domain of the worldwide Internet. In addition, we are using optical IP technology to offer in Europe real-time IP performance that is needed by IP operators and by voice, fax and video over IP providers.

     We offer Internet connectivity for both the wholesale and retail markets in speeds from 2 megabits per second to 2.5 gigabits per second, and co-location services on this network through our hosting centers. During 2001 we expect to expand our portfolio of services through our own and partner-initiated service platforms to add value in the IP market.

     We will actively market these new services to our existing customer base and to other European companies that view the Internet as critical to their expansion plans. Specifically, we plan to extend our data-and Web-hosting services to enable customers in developing market segments such as media and enterprise customers to distribute applications from our data- and Web-hosting centers.

  SALES AND MARKETING

     Network Services

     The term of a typical customer agreement for our broadband services currently ranges from six months to ten years. Our customer agrees to purchase, and we agree to provide, transmission services. In general our customer agrees to pay certain nonrecurring charges up-front and recurring charges on an annual basis, payable in twelve monthly installments. If a customer terminates a service order prior to the end of the contract term, the customer is generally required to pay us a cancellation charge equal to three months of service for each of the twelve months remaining in the contract term. We typically guarantee transmission services to a specified service level. If such levels are not met or we fail to deliver service by the committed delivery date, the customer is eligible for a credit against charges otherwise payable in respect of the relevant link. Our low cost basis is due to, among other things, our network's use of advanced fiber optic cable and electronic equipment permitting high capacity transmission over longer distances between regeneration/amplifier facilities than legacy networks.

     Our enterprise customers typically choose contract terms not in excess of 3 years. These customers consume Internet and Managed Network Services from Ebone to meet their network-related needs. The role of the network service provider is typically crucial in the ability of these businesses to meet their own growth and revenue plan, so our contracts offer strict Service Level Agreements against a credit charge.

     Marketing activities consist of building the service portfolio for the segments in which we operate and providing leads and other sales-related activity to the sales force in each of our countries. The sales organization in each country is focused exclusively on customers and customer-related activity, with all other administrative and market activities run centrally. We and GTS have sales offices in Austria, Belgium, the

Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Slovakia, Spain, Sweden, Switzerland and the United Kingdom.

OUR NETWORK INFRASTRUCTURE

  OVERVIEW

     Our network infrastructure consists of our pan-European fiber optic network, our City Enterprise Networks, in the dedicated fiber pair we have purchased on the FLAG Atlantic-1 transatlantic fiber optic cable, our data-and Web-hosting centers and our operations system and support functions. In Europe, our network has 65 carrier points of presence in 47 cities, and 56 IP nodes in 40 cities. The fiber optic network spans approximately 21,000 kilometers and 17 countries. In addition, nine intra-city fiber networks are currently operational.

  NETWORK DESIGN

     The design of our pan-European network is based on a layered architecture which separates the physical layer, the optical layer, the transmission layer, and the data (IP) layer of our network with standard interfaces and protocols in order to optimize design and operation and provide flexibility for introducing new technologies, new applications and new services.

     Physical Layer. The physical layer of our pan-European fiber optic network is based on a mesh of dark fiber routes interconnecting cities on our network via at least two or three physically diverse paths for maximum resilience against fiber or facilities failures.

     Optical Layer. The optical layer of our pan-European fiber optic network represents the core of our network and is based on dense wavelength division multiplexing. This layer supports the provision of optical services directly to customers at 2.5 gigabits per second and provides for the operation of multiple synchronous digital hierarchy and/or IP systems to run concurrently on a single fiber pair in a highly cost efficient manner. The optical layer of our network is based largely on Ciena 40 x 2.5 gigabits per second and 96 x 10 gigabits per second. wavelength systems with a capacity of 100 gigabits per second on a fiber pair using dense wavelength division multiplexing technology. Dense wavelength division multiplexing, or DWDM, is a technology that allows transmission of multiple waves of light over a single fiber optic strand, thereby increasing network capacity. By using current dense wavelength division multiplexing technology, we are able to derive up to 96 wavelengths per fiber optic pair, each wavelength with a capacity of 10 gigabits per second, for a total capacity of 960 gigabits per second over a single fiber optic pair.

     Transmission Layer. We are using synchronous digital hierarchy (SDH) time division multiplexing equipment to consolidate, groom and add or drop low and high order traffic coming from our various network components and to support the provision of synchronous digital hierarchy leased line services to customers at data transmission rates ranging from 2 megabits per second to 622 megabits per second. The synchronous digital hierarchy layer of our pan-European fiber optic network runs via dense wavelength division multiplexing channels in our network with a multilayered architecture consisting of multiple synchronous digital hierarchy rings optimized for different traffic characteristics.

     Services using synchronous digital hierarchy technology may include local access capacity between our network point of presence and the customer's point of presence, depending on customer requirements. Services using dense wavelength division multiplexing technology are delivered on a standard basis at our point of presence. On a special project basis and shortly through our City Enterprise Network, dense wavelength division multiplexing services may be expanded to the customer's point of presence.

     Internet Protocol Layer. Backbone links interconnect core pan-European fiber optic network nodes at data transmission rates of 2.5 gigabits per second, providing high quality, seamless Internet protocol connections throughout Europe. Core network routers are deployed in a redundant configuration to ensure maximum reliability. Since we design and operate directly both the optical network layer and the Internet protocol layer, a further optimization of the resulting network architecture is achieved. The Internet application implemented on top of the gigabit Internet protocol platform places us among the prominent

Tier 1 Internet service providers in Europe, with direct connections to the other major European Internet backbone providers. For a direct interconnection with major U.S. Internet backbones, two network nodes are deployed in the United States, with high speed connections to the European gigabit backbone. The high performance core IP network is designed to support a flexible introduction of IP-based value added services at the edge of our network.

     Network Management. We control our pan-European fiber optic network through our main network operations center, located in Brussels. The network operations center can pinpoint potential service problems and can deal with service rerouting, if required, much more effectively than in networks controlled by multiple operators in different countries. Our advanced operational support systems also allow us to manage the large number of network components and local repair organizations required in an extensive international network of this size, as well as for advanced customer care in managing customer operational activities. Our backup paths and management components enable us to recover from individual failures at the optical, synchronous digital hierarchy and Internet protocol layers. Our resilient approach provides for a high level of network performance and reliability. As a result, we are able to enter into strong performance commitments with our customers, and services on most routes of our network have performed at or above 99.9% availability.

     We own substantially all of our network equipment as well as some segments of the fiber optic cable. A substantial part of the fiber is leased on a long-term basis. Long-term leases for fiber are advantageous to us because they reduce the burden of building large quantities of capacity before they can be used. When we lease dark fiber, the infrastructure provider will generally be responsible for maintaining the fiber optic cable. We have entered into agreements with equipment vendors, infrastructure providers and other third parties to supply and/or maintain the equipment for the network.

  Network Capacity

     Our pan-European fiber optic network includes Ciena 40 x 2.5 gigabits per second dense wavelength division multiplexing systems on a substantial majority of our routes. In addition, a second 96 x 10 gigabits per second capable system is installed on routes interconnecting London, Amsterdam, Frankfurt, Dusseldorf, Paris and Brussels, the cities which comprise the core of our network.

  Network Agreements

     We have entered into agreements and letters of intent with various infrastructure providers for construction and/or leasing of dark fiber for portions of our pan-European fiber optic network. Our agreements for leases of portions of our pan-European fiber optic network typically require the infrastructure provider to provide a certain number of pairs of dark fiber and in some cases facilities along the network route commencing on dates we provide. The term of a lease agreement generally ranges from 10 to 18 years. An agreement typically contains optical specification standards for the fiber and methods of testing. We are allowed to use the cable for the transmission of messages and other purposes, including increasing capacity. The infrastructure provider is responsible for maintenance of the cable facilities. The infrastructure provider may also provide space for the location of our equipment and related maintenance. The agreements typically provide for termination by the parties only for material breach, but allow the breaching party 90 days to cure the breach. The agreements typically contain a transition period after termination of the agreement to allow us to continue to serve our customers until we can reach agreement with an alternative infrastructure provider. In certain areas of our network where it is not possible to lease dark fiber (which we do not expect to exceed more than 10 percent of our network), we have signed agreements or letters of intent for the right to use managed bandwidth. The terms of these agreements typically range from 10 to 25 years.

     We are also deploying our pan-European fiber optic network along the rights-of-way of a variety of alternative sources, including railways, motorways, waterways, pipelines and utilities. We constantly evaluate multiple alternative infrastructure suppliers in order to maximize our flexibility. Many portions of our pan-European fiber optic network utilize long term rights-of-way agreements with landowners.

  City Enterprise Networks

     Through us and other subsidiaries, GTS currently operates nine City Enterprise Networks in Amsterdam, Frankfurt, Milan, Paris, Budapest, Prague, Berlin, Geneva and Stockholm. We expect to complete the deployment of intracity fiber networks in the following five additional cities during 2001: Dusseldorf, London, Madrid, Vienna and Zurich.

     Each City Enterprise Network will be designed to connect, within a city, its major telecommunications transmission centers, including points of presence on our pan-European fiber optic network, our data and Web-hosting centers, our other points of presence in such city, telehouses, Internet exchange points and, where economically feasible, our existing customers' points of presence in that city.

     Relying on our own local infrastructure in key cities through our City Enterprise Networks will allow us to reduce operating expenses (by avoiding or reducing our payments to local access providers) and to enhance the robustness of our network (through end-to-end network management and compatibility of the City Enterprise Networks with our existing network). Such fully integrated networks of intracity and intercity connectivity will, we believe, appeal to our customers in need of managed bandwidth services. By offering co-location and data and Web-hosting capabilities as a bundled service with our broadband network capabilities, we intend to attract Web-centric and media-centric companies to our network without procuring expensive services from local access providers.

     Each City Enterprise Network will, subject to regulatory constraints and market conditions, consist of up to 144 fiber pairs in underground ducts that we will buy, lease or lay. We believe this high number of fiber pairs is justified by the economies of the short distance environment of city centers and the higher numbers of connection points to link customers to the network. Our intracity network rings in Western Europe will eventually connect customers at data transmission rates of up to 2.5 gigabits per second.

  The Transatlantic Expansion of our Fiber Optic Network

     We currently provide connectivity from Europe to the United States through capacity leased from third parties. On October 13, 1999, we announced that we had committed to purchase one dedicated fiber pair on FLAG Atlantic-1, the world's first transatlantic dual cable system designed to carry voice, high speed data and video traffic at data transmission rates of up to 2.4 terabits per second. By owning this fiber pair, we will acquire capacity of 80 gigabits per second upgradeable to a maximum capacity of 400 gigabits per second of fully protected capacity (or 800 gigabits per second of unprotected capacity) from the New York City area directly to our network in Europe. This supply of capacity will allow us to accommodate the growing volume of transatlantic traffic at a competitive low cost base. We expect to commence service on our fiber pair on FLAG Atlantic-1 by mid-2001.

  Data- and Web-Hosting Centers

     Our strategy is to expand our Internet services portfolio by deploying data and Web-hosting centers on our network near key public Internet exchange points. This will establish the necessary facilities to undertake data and Web-hosting services and facilitate the provision of IP-based services. These centers will allow us to meet the end-to-end needs of the providers of Web and media-centric content and applications who are leading the rapid growth of the Internet and multimedia related segments of our target markets in Europe. Thus, in addition to carrying these customers' international traffic on our network, we will be able to host and distribute their applications, support their Internet-related activities and provide peering arrangements.

     During 2000, GTS, through us and other subsidiaries, established data and Web-hosting capability in Bracknell (UK), London, Frankfurt, Paris and Amsterdam. We intend to deploy data and webhosting capacity through existing facilities in up to five additional cities by the end of 2001. These facilities will be specifically designed to offer high speed access to our network and provide co-location, dedicated and shared data- and Web-hosting services.

     We will offer high performance distribution of bandwidth-intensive multimedia applications and regional content through our extensive peering arrangements. Our networked data- and Web-hosting centers are a key component of the infrastructure required to serve the future needs of our customer segments. Additional benefits of the data and Web-hosting centers include:

     - Providing Internet service providers with telehousing and managed services for their Internet protocol routers and servers;

     - Providing a NT or UNIX based server, allowing Internet service providers and Web-centric companies to take full advantage of our expertise in traffic and server management; and

     - Providing shared server management, offering an entry solution to emerging Internet service providers and Web-centric companies at a reasonable cost.

     Increasing Internet demand is driving Internet service providers to co-locate their servers and IP routers closer to their customers, thereby improving their network reach and performance. Data-and Web-hosting centers directly connecting Web servers to an IP backbone remove the bottlenecks associated with traditional hosting facilities. In addition, increasing demand for Web content is driving Web-centric companies to locate servers at those facilities to ensure superior Internet connectivity. Our data- and Web-hosting centers will offer seamless and scalable Internet connectivity for emerging Internet service providers and Web-centric companies, offering a direct connection to our pan-European seamless network at bandwidths of initially 2.5 gigabits per second, with upgrades up to 10 gigabits per second. We believe that offering data- and Web-hosting services will provide opportunities to cross-sell services on our fiber optic network, thereby improving customer retention and enabling us to address new target segments.

  Operations, Systems and Support

     Our operations, systems and support functions consist of two main areas: customer care and billing and network operating services and systems. In performing our operations functions, we work with particular companies and sub-contractors that we believe are committed to maintaining our industry-leading service offerings.

     We seek to provide premium customer care throughout our business. Our customer care and billing system provides us with extensive customer information, which is critical to customer retention and account growth.

COMPETITION

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still dominant incumbent telecommunications operators which own and operate fully built networks and infrastructure, as well as new market entrants.

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the Internet services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have compelled us to lower our prices or modify our service offerings to remain competitive. Since the first quarter of 2000, the market capitalization of many start-up telecommunications companies has declined and access to the capital markets, including venture capital, has been difficult, except for the dominant incumbent, formerly state-owned operators and those new entrants that investors believe have a viable plan to attain profitability. Many of the start-ups may downsize, fail, be acquired or consolidate. The resulting shakeout may result in fewer competitors, but remaining competitors, including the incumbent operators, will be providers that may have greater financial and other resources than the Company to withstand an economic downturn.

     For our broadband, data and Internet services customers, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc,

Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Many of these entities have begun to construct or are operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity, in competition with our network and our existing and planned City Enterprise Networks.

LICENSES AND REGULATORY ISSUES

OVERVIEW OF EU TELECOMMUNICATIONS LAW AND POLICY

     The EU has progressively liberalized its telecommunications markets over the past decade. In 1990, the EU adopted two measures: the Open Network Provision Framework Directive and the Services Directive. These two directives set forth basic rules for access to public telephone networks and required the liberalization of the provision of all telecommunications services within the EU except for certain "reserved services," including voice telephony.

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

     In September 1998, the EU adopted amendments to its June 1997 directive on interconnection mandating the introduction of number portability and carrier preselection (or equal access) by incumbent telecommunications operators with significant market power by January 1, 2000.

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

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services and deploy our network. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "-- Certain Considerations Generally Applicable to Our
Company -- Risks associated with regulatory matters."

NETWORK AND SERVICE LICENSES

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

     As a result of our acquisition of a number of existing telecommunications operators, we hold licenses through several of our subsidiary companies. We are in the process of reviewing our current licenses with a view to achieving the maximum benefit from these licenses, and reorganization of some of our operations may result. The following description presents a consolidated view of our licensing position and does not reflect the position of any single company within our group.

     Austria. The Austrian telecommunications market was fully liberalized in January 1998. We have been granted concessions to build and operate our network, including City Enterprise Networks, and provide our services throughout Austria.

     Belgium. We have been granted licenses to build and operate our network and provide managed bandwidth and related services in a zone which includes approximately 92 population centers in Belgium.

Extension of our network, including deploying City Enterprise Networks, requires previous notification to the Belgian regulatory authority in order to amend the geographical scope of our licenses.

     Czech Republic. We were granted a license for the provision of our international services on October 6, 1999. The license is valid for 10 years.

     Denmark. The Danish telecommunications market was fully liberalized in July 1997. Under Danish law, we do not require a telecommunications license to build and operate our network in Denmark.

     Finland. The Finnish telecommunications market was fully liberalized in June 1997. We are registered to build and operate our international network.

     France. The French telecommunications market was fully liberalized in January 1998. We have licenses to build and operate our network, including City Enterprises Networks, and provide managed bandwidth and related services in France. The licenses are valid for a 15 year period from the date of issue. See
Item 3 -- "Legal Proceedings."

     Germany. The German telecommunications market was fully liberalized in August 1996. We have licenses to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Germany.

     Ireland. The Irish telecommunications market was fully liberalized in December 1998. We have been granted a license to build and operate our network and provide our services in Ireland. The license is valid for 15 years from the date of issue.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, full liberalization occurred in January 1998. We have been granted licenses to build and operate our network, including City Enterprise Networks, and provide our services throughout Italy. The licenses are valid for 15 years from the date of issue.

     Luxembourg. The telecommunications market of Luxembourg was fully liberalized in July 1998. We have licenses to build and operate our network and provide managed bandwidth in Luxembourg. The licenses are valid for 30 years from the date of issue.

     The Netherlands. The Dutch telecommunications market was fully liberalized in July 1997. A new Telecommunications Act came into force in December 1998. The new act confirmed the full liberalization of the Dutch telecommunications market. We have registered to build and operate our network, including City Enterprise Networks, and provide our services throughout the Netherlands.

     Norway. Although Norway is not a member state of the EU, the Norwegian telecommunications market is considered to be open to competition. We have registered to build and operate our network and provide our services in Norway.

     Spain. The Spanish telecommunications market was fully liberalized in December 1998. We have licenses to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Spain. The licenses are valid for 20 years from the date of issue and can be renewed for a maximum of 50 years.

     Sweden. The Swedish telecommunications market was full liberalized in 1993. A new Telecommunications Act was adopted in 1997 to reinforce the powers of the national regulatory authority, to ensure conformity with EU Directives and to supplement the pre-existing licensing regime with a general authorization regime for certain services. Our registrations with the Swedish national regulatory authorities allow us to build and operate our network, including City Enterprise Networks, and provide our services throughout Sweden.

     Switzerland. A new Swiss Telecommunications Law entered into force in January 1998. Although Switzerland is not a member state of the EU, the law largely mirrors the EU telecommunications liberalization directives. From that date, the existing voice telephony monopoly was abolished and the provision of competing services fully liberalized. We have a concession to build and operate our network, including City Enterprise Networks, and provide managed bandwidth and related services in Switzerland.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of the UK regulatory authority to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom telecommunications market is liberalized beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. We have been granted licenses to build and operate our network, including City Enterprise Networks, and provide our services throughout the United Kingdom.

     United States. The Federal Communications Commission ("FCC") granted us a license, as amended, pursuant to Section 214 of the Communications Act of 1934 authorizing us to provide limited global facilities-based and global resale services, (subject to the terms and conditions imposed by the law and authorization). The Section 214 authorization does not allow us to offer U.S. services between the United States and Hungary, Poland, the Czech Republic, Romania, Monaco, Russia, Ukraine, Kazakhstan, Uzbekistan, Azerbaijan, China and India. We subsequently filed an application with the FCC for a Section 214 authorization to provide international facilities-based and resale service between the United States and the latter countries. The FCC issued a public notice stating that the portion of the application relating to service between the United States and Russia was removed from stream line processing, and that the remainder of the application was granted.

     Under the Act Relating to the Landing and Operation of Submarine Cables in the United States of May 27, 1921, all submarine cable systems that connect to the United States must obtain a landing license granted by the President of the United States. Presidential authority for such licenses has been delegated to the FCC. The owner of the FLAG Atlantic-1 cable, on which we have purchased capacity, has obtained its license to land and operate a private fiber optic submarine cable extending between the United States and the United Kingdom and France.

     We intend to file additional applications or license extensions authorizing us to provide our services and deploy and operate our network in anticipation of service launch in accordance with our network roll-out plan. With the exception of countries that are members of the EU and whose laws must comply with EU Directives, many countries have not liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of our licenses, authorizations or registrations may limit or otherwise affect our scope of operations. We cannot assure you that (1) we will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services we currently provide and plan to provide, (2) such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or (3) the licenses, authorizations or registrations required in the future can be obtained by us. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on us.

  Internet Protocol Transport

     At present there is no general consensus on the regulatory position of Internet protocol transport services in Europe and the United States. Currently, Internet protocol transport services are generally treated as unregulated or, in some European countries, as a telecommunications service subject to minimal regulatory requirements. We cannot assure you that Internet protocol transport services will not be regulated in the future in Europe or the United States. We will continue to monitor regulatory developments that may affect Internet protocol transport operations.

  Data- and Web-Hosting

     The laws relating to the regulation and liability of companies providing data- and Web-hosting services in relation to the information carried or disseminated through their services are in the process of development in Europe. In England, for example, a recent court decision held an Internet service provider liable for certain allegedly defamatory content carried through its network under factual circumstance in which the Internet service provider had been notified by the complainant about the message which the Internet service provider had failed to delete when asked to do so by the complainant. Decisions, laws regulation and content liability may significantly affect the services we intend to offer. We will continue to monitor the developments that may affect these services

  Employees

     On December 31, 2000, we had approximately 880 employees.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO OUR COMPANY

  Consummation of the Restructuring is important to GTS's and the Company's future viability

     GTS intends to complete the Restructuring so that it can focus its resources on its core competency of providing data and Internet services, eliminate any exposure or possible adverse effects which might result from defaulting on the Esprit Notes and raise additional funds from asset sales of non-strategic assets to fund its working capital needs. GTS's failure to accomplish some or all of these objectives could endanger the Company's future viability.

     Based on the Company's current existing cash balances, projected internally generated funds, and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements through the first quarter of 2002. To address its longer-term funding needs, the Company is in the process of seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise), and seeking additional funding. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets, halting certain operations of the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.

  As a result of questions concerning our liquidity, our customers and vendors may decide not to do business with us

     Due to concerns regarding our liquidity, customers and vendors may choose to conduct business with us on terms that are less favorable than those customarily extended by them, or not to conduct business with us entirely. Such actions could have a material adverse effect on our business, financial condition and prospects.

  Access to funds under the Amended Bank Facility will depend on our ability to meet conditions to borrowing

     Available funds under the Amended Bank Facility are limited to E300 million pending the negotiation of a new long term facility. Funds under the Amended Bank Facility constitute a substantial portion of the funding that we are relying upon to fund our business plan, including capital expenditures, for the next twelve months. Effectiveness of the Supplemental Agreement and the Amended Bank Facility is subject to the satisfaction of certain conditions precedent, which we expect to complete and which we are in the process of satisfying. Furthermore, availability of funds under the Amended Bank Facility will depend upon our ability to comply with the financial covenants and other conditions to borrowing under the Amended Bank Facility. Although we believe we will be able to satisfy such covenants and conditions, there can be no assurance that we will be able to do so. Failure to comply with such covenants would also result in a default under the Amended Bank Facility, which could have a material adverse effect on our financial condition.

  We may be unable to meet our substantial debt obligations

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans. Our ability to make principal and interest payments on our debt will depend upon, among other things, our future operating performance. Our future operating performance depends on a variety of factors, many of which are beyond our control. Because of this uncertainty, we cannot assure you that we will generate sufficient cash flow to make payments on our debt. Insufficient future cash flow could further impair our ability to raise additional financing. Our cash flow could also be insufficient to make principal and interest payments on our debt. If this occurs, we may be required to renegotiate the terms of, or to refinance, our long-term debt. We cannot assure you that we would be able to refinance or renegotiate the terms of our debt when required.

     As a result of our current high level of debt, we:

     - Will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     - May be more vulnerable to general adverse economic and industry conditions;

     - May find it more difficult to make interest and principal payments on certain of our debt, which could be a default under the indentures relating to our other outstanding debt securities;

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

  Covenants in our debt agreements restrict our operations

     The covenants in our currently outstanding debt and the currently outstanding debt of our subsidiaries may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants place limitations as to:

     - Incurrence of additional debt;

     - Payment of dividends or make certain other restricted payments;

     - Our ability to use our assets as collateral for loans;

     - Disposition of our assets;

     - Entrance into transactions with affiliates; or

     - The consolidating, merging or selling all or substantially all of our assets and the assets of our subsidiaries.

  Substantial additional capital is required to expand our network

     We will require significant amounts of capital to implement our business plan. We anticipate that we will incur approximately $225 million in cash capital expenditures in 2001 to expand the reach and capacity of our network, construct additional intracity fiber networks and deploy additional data- and Web-hosting centers in our target metropolitan markets. However, the actual amount and timing of our future capital requirements may differ from our estimates. Thus, financing may be needed to expand the reach and capacity of our network, to construct additional intracity fiber networks, deploy additional data- and Web-hosting centers and for general working capital purposes. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. If we fail to obtain this financing, we might have to delay or abandon our plans for expanding the reach and capacity of our network, constructing additional intracity fiber networks, deploying additional data- and Web-hosting centers and we may be compelled to sell certain of these assets. Delaying or abandoning these plans or selling such assets could have a material adverse effect on our business and financial condition.

  Competitors with greater resources may adversely affect our revenues

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as new market entrants. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the IP services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have forced us, and may continue to force us, to lower our prices or modify our service offerings to remain competitive. In particular, during 2000, we experienced price erosion of approximately 55% for our broadband services. While we expect price erosion to slow somewhat in 2001, we cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. While the downturn in the market may cause certain competitors to downsize, merge or consolidate with other companies or cease to operate, we anticipate continued pricing reductions by our competitors, and, accordingly, expect the prices for our bandwidth and other data services to continue to decrease for the foreseeable future. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources. To the extent that customers perceive that the Company's survival is in question, we may be unable to attract new customers and to retain existing customers. These trends could have a material adverse effect on our business, financial condition and results of operations.

  Competition for customers of our broadband and Internet services

     With respect to our broadband and Internet services, we compete with various telecommunications companies, including MCI WorldCom, Inc., Viatel, Inc., KPN Qwest B.V., COLT Telecom Group plc, Level 3 Communications, Inc., Carrier1 International S.A., Deutsche Telekom AG, France Telecom S.A., Global Crossing Ltd. and British Telecommunications plc. Some of these entities are already operating high bandwidth fiber optic networks across various European countries and in several European metropolitan markets and in some cases, provide transatlantic connectivity. These existing and future networks do or will compete with our network, our Internet-related service offerings and our intracity fiber networks. While the downturn in the market may cause certain competitors to downsize, merge or consolidate with other companies or cease to operate, we continue to expect to encounter strong and vigorous competition.

  We incurred a significant charge for bad debt in 2000 and adverse market conditions may continue

     During the fourth quarter of 2000, we recorded a bad debt reserve of approximately 14.4 million for customer bad debts, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." We created this reserve as a result of our experience of several defaults by start-up or emerging telecommunications providers, which were our customers, and the general tightening of the credit markets. Although we believe this reserve is adequate, we expect adverse market and economic conditions to persist for the foreseeable future. As a result, we may experience late collections and may be compelled to create additional reserves for bad debt.

  Our competitive position and ability to provide services may be compromised by our dependence on other telecommunications service providers

     We need to enter into interconnection agreements with large established national carriers operating in our target markets. We also rely on local service providers to provide local access services to enable our customers to link to our fiber optic network. We may also need to enter into agreements which permit us to place our equipment at the facilities of such third parties and/or lease telecommunications transport capacity from such third parties. Failure to enter into interconnection and other agreements which provide satisfactory pricing and other terms could affect our ability to compete in a targeted market. In addition, we have experienced delays in provisioning of local access services to enable our customers to connect to our network. We continue to experience provisioning delays that will delay our ability to provide services contracted for by the customer and therefore defer our recognition of revenue to later periods.

  We may experience a potential lack of customer demand

     Although we have been delivering services to a number of customers and have experienced demand for services in the past, we cannot assure you that customer demand for services over our network will continue to grow. Further, we cannot assure you that there will be enough customer demand to realize the anticipated cash flow, operating efficiencies and cost benefits of our network, even after the Restructuring is completed.

  European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth intensive applications may not increase as we expect

     Our business plan assumes that European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in Europe does not increase as we anticipate, demand for many of our value added services, including managed bandwidth services, Internet protocol transit services and data- and Web-hosting services, will be lower than we currently anticipate. Reduced demand for our services would have a negative effect on our pricing power and our financial condition.

  Our actual costs and revenues may vary from what we expect them to be

     Our revenues and the costs of expanding the reach and capacity of our network, constructing additional intracity fiber networks, deploying additional data- and Web-hosting centers and operating our business depend upon a variety of factors, including our ability to:

     - Efficiently manage the enhancement of our network and operations;

     - Access markets and attract a sufficient number of customers;

     - Negotiate favorable contracts with suppliers;

     - Obtain additional licenses, regulatory approvals, rights-of-way and infrastructure contracts;

     - Provide and develop services to which our customers will subscribe; and

     - Effectively manage our billing and information systems.

     Our revenues and costs are also dependent upon factors that are not within our control, including:

     - Regulatory changes;

     - Changes in technology;

     - Increased competition;

     - Strikes;

     - Weather; and

     - Performance by third-parties, including our vendors, infrastructure providers and customers, in connection with the enhancement of our network.

     Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be and our future capital requirements might increase. Accordingly, we cannot assure you that the amount of funds required to enhance our network and construct additional City Enterprise Networks and deploying additional data- and Web-hosting centers will not be greater than anticipated.

  We may encounter delays in implementing key elements of our business strategy

     Our ability to achieve our strategic objectives will depend in large part on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     - Implementation of the Restructuring by GTS;

     - Our plan to develop and offer seamless connectivity between Europe and the United States;

     - Our plan to complete additional intracity fiber networks in up to five major European cities by the end of 2001;

     - Our plan to deploy, through existing facilities, additional data- and Web-hosting capacity in up to five major European cities by the end of 2001;

     - The execution of agreements with various parties regarding, among other things, rights-of-way, lease of dark fiber and development and maintenance of infrastructure and equipment;

     - The timely performance by third parties of their contractual obligations to engineer, design and construct the infrastructure underlying our additional intracity fiber networks, the extension of our network and the FLAG Atlantic-1 transatlantic cable; and

     - Activation of full capacity on the FLAG Atlantic-1 transatlantic cable which could be delayed or prevented if the FLAG fails to comply with interest coverage and other financial ratios in the credit facility it has entered into to finance construction of the cable.

     We cannot assure you that we will successfully execute these elements of our business plan. In addition, any delays in realizing these elements of our strategy would materially and adversely affect the timely or successful realization of our business plan.

     We believe that our cost estimates and the build-out schedules for our additional intracity fiber networks and data and Web-hosting centers are reasonable with respect to these projects. However, the actual costs or time required to complete the plans could substantially exceed current estimates. Any significant delay or increase in the costs to develop such plans could have a material adverse effect on our operations.

  We may face difficulties in integrating, managing and operating new technologies

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for dense wavelength division multiplexing, which allows multiple signals to be carried simultaneously. Integrating these new technologies could increase the risk of system failure and result in further strains on our resources. Additionally, any damage to our network management center or our major switching centers could harm our ability to monitor and manage the network operations and generate accurate call detail reports from which billing information is derived.

  The technology of our network could become obsolete and harm our competitiveness

     If our network is not able to meet its design specifications or if it is unable to keep pace with technological changes in the telecommunications industry, our network could become obsolete. Our network utilizes dense wavelength division multiplexing and synchronous digital hierarchy technology, another digital transmission standard that facilitates the compatibility of dissimilar equipment from different vendors. While the currently operational portion of our network has performed at or above design specifications since November 1996, our network may not achieve the technical specifications for which we designed it. Additionally, we may be unable to allocate the funds necessary to upgrade our network as technological improvements in telecommunications equipment are introduced. This could harm our competitive position relative to other more technologically advanced networks.

  System failures or interruptions in our network may cause loss of customers

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Our network is vulnerable to damage or cessation of operations from:

     - Fire;

     - Earthquakes;

     - Severe storms;

     - Power loss;

     - Natural disasters;

     - Damage from human error and tampering;

     - Software defects;

     - Capacity limitations;

     - Breaches of security;

     - Physical break-ins;

     - Intentional acts of vandalism;

     - Telecommunications failures; and

     - Other factors that can cause interruptions in service or reduced capacity for our customers.

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

  Although we have implemented network security measures, our network may be susceptible to viruses, break-ins or disruptions

     We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. This could, in turn, deter potential customers and adversely affect our existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported in the press. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins or other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our services. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

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

     We believe that our growth and future success will depend in large part on our continued ability to attract and retain highly skilled and qualified management, marketing, technical and sales executives and other personnel who are in high demand and often have multiple employment options. The competition for qualified management, marketing, technical and sales executives and other personnel in the telecommunications industry is intense. We will also need to train our sales personnel to ensure that we successfully market our expanded offering of e-business services to our business customers. We may lose key employees or be forced to increase their compensation. We cannot assure you that we will be able to hire, retain or successfully train necessary personnel.

  We may encounter delays, operational problems and increased costs if we are unable to acquire key equipment from our major suppliers

     We are significantly dependent on the technology and equipment which we acquire from telecommunications equipment manufacturers that may provide vendor financing for, and maintenance of, this equipment. Without this equipment, we would face delays, operational disruption and higher expenses. Our main suppliers are Ciena, Alcatel, Nortel, Ericsson, Siemens and Cisco Systems. While we could obtain equipment of comparable quality from several alternative suppliers, we may be unable to acquire compatible equipment from such alternative sources on a timely and cost-efficient basis.

  Our infrastructure may not keep pace with our rapid growth

     Our operating and financial control systems and infrastructure may not be adequate to maintain and effectively manage future growth. If we fail to continually upgrade our administrative, operating and financial control systems, or if unexpected expansion difficulties arise as a result of our rapid growth, our business, results of operations and financial condition could suffer a material adverse effect. Inaccuracies in our forecasts of market demand could result in insufficient or excessive telecommunications facilities and fixed expenses that are not in line with our operations. As we proceed with our development and expansion, there will be additional demands on our customer support, sales and marketing and administrative resources and network infrastructure.

  Failure to carry sufficient traffic on our leased lines could cause us to incur losses on the leased portion of our network

     The revenues generated by transporting traffic in our leased fiber routes may vary with traffic volumes and prices. Accordingly, if we do not carry enough traffic volume over the particular route or are unable to charge an appropriate price for such traffic, we could fail to generate revenue sufficient to cover our lease costs, and would therefore incur operating losses on the particular route or routes. For a more comprehensive discussion of our network agreements, see "-- Our Network Infrastructure -- Network Agreements."

  Risks associated with regulatory matters

  Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets

     Because we plan to provide an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. In particular, we must obtain and renew agreements for the long-term lease of dark fiber, rights-of-way and other permits to install fiber optic cable from railroads, utilities and governmental authorities to expand the geographic reach of the network. We must also apply for permits and other regulatory approvals from government and local authorities to construct our additional intracity fiber networks. In addition, we are dependent on FLAG Telecom applying for and obtaining the permits and other regulatory approvals required to build and operate the FLAG Atlantic-1 transatlantic cable link. We cannot assure you that FLAG Telecom will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from expanding the geographic reach of our network and our service offering.

  We may be liable for information disseminated through our network in EU member states

     The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is developing.

     In June 2000, the European Parliament and the Council adopted a Directive on certain legal aspects of information society services, in particular electronic commerce, in the Internal market ('Directive on electronic commerce"). Member States are required to bring into force laws, regulations and administrative provisions necessary to comply with this Directive before January 17, 2002.

     The Directive on electronic commerce applies to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

     The directive includes provisions which limit the liability (other than for prohibitory injunctions) of "intermediaries" (such as Internet service providers and carriers that transmit or host information provided by third party users of the service) in respect of certain access, caching and hosting services provided by them, subject to compliance with certain conditions. The limitations potentially limit civil and criminal liability for all types of illegal activities initiated by third parties on-line (for example, copyright piracy, unfair competition practices, misleading advertising, copyright infringements, defamation, trademark infringements). If an intermediary fails to qualify for such limitations, the nature and scope of its liability will be established on the basis of member states' existing legislation that may not provide us with the same protections from liability.

     Notwithstanding the adoption of the Directive of electronic commerce, the imposition upon Internet and Web-hosting service providers of potential liability for material carried on or disseminated through their systems could require us to implement measures to reduce our exposure to liability. Such measures may require that we spend substantial resources or discontinue some of our service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

  There may be restrictions on our ability to carry certain traffic through our network in EU member states

     In October 1999, the EU adopted a directive on data protection that establishes minimum levels of protection for personal information and imposes limits on the collection, processing, storage and dissemination of such data without the subject's consent. The directive is being implemented in EU member states in various stages. Certain functions that our carrier customers and we perform (such as storage of routing and billing information) are subject to the directive. The directive forbids the transfer of personal information collected in the EU to countries that lack "adequate" privacy protection.

     The US approach to privacy was found by the European Commission to be inadequate for the purposes of the Directive, putting at risk trans-Atlantic data flows. However, in July 2000, the European Commission adopted a Decision determining that an arrangement put in place by the US Department of Commerce, known as the "safe harbor," provides adequate protection for personal data transferred from the EU. Under the "safe harbor" arrangement, which became effective in November 2000, US companies can voluntarily adhere to a set of data protection principles recognized by the Commission as providing adequate protection, and thus, meet the requirements of the Directive regarding transfer of data from the EU to the US. The Company is currently examining the "safe harbor" arrangements which may be available to it.

  Fluctuations in foreign currencies may have an adverse impact on our financial results and may make it more costly for us to pay our U.S. dollar-denominated debt

     Although we have reported our results in U.S. dollars, a substantial portion of our sales and some of our costs, assets and liabilities are denominated in Euros, pounds sterling and other currencies. Changes in foreign currency exchange rates can reduce the value of our assets and revenues and increase our liabilities and costs. The weakening of the Euro against the U.S. dollar during 2000 has had the effect of decreasing reported revenues denominated in such currency when translated into U.S. dollars.

     We have substantial debt denominated in U.S. dollars. However, most of our revenues are denominated in the Euro and other European currencies. Therefore, our ability to pay interest and principal on such debt is dependent on the then current exchange rates between U.S. dollars and the currencies in which our revenues are denominated. We historically have not used hedging transactions to limit our exposure to risks from doing business in foreign currencies. We cannot assure you that changes in currency exchange rates will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     We own substantially all of the telecommunications equipment required for our business; however, we lease a substantial part of our fiber optic cable on a long-term basis. The installed fiber optic cable is laid under the various rights-of-way held by us. Other fixed assets are located at various leased locations in geographic areas served by us.

     Our principal administrative offices and our Network Operations Center are located in two adjacent buildings in Hoeilaart, Belgium, just outside Brussels. The leases on both buildings expire on June 30, 2005 and December 31, 2008 respectively. We have entered into leases for two additional buildings in the same complex as our principal offices. These buildings were occupied as of January 2000. The leases run through January 2009 but may be terminated after six years with six months notice plus six months rental penalty.

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

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings in the ordinary course of our business. In addition, we are party to the following claims and proceedings:

     On March 26, 1999, we opposed the annual license fee for 1998 imposed by the French regulator as, among other things, contrary to Article 11 of EC Directive 97/13 which requires license fees to cover only the administrative cost of managing the license. On September 23, 1999, the French regulator informed us that they rejected our position. On November 24, 1999, we filed a complaint before the French administrative tribunal opposing the license fee. On February 25, 2000, we filed a similar complaint, on the same terms, before the French administrative tribunal opposing the license fee for 1999. Under French law, we would not be required to pay these license fee and the French regulator does not have the right to terminate our license until such time as a ruling by the French administrative tribunal is issued. If our claim is rejected in a final non-appealable judgment, we will be required to pay our license fee in France. We do not believe that the outcome of this litigation will have a material adverse effect upon our financial condition.

     Based on information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The shareholders acted to appoint Duncan Lewis, Stephen Baus and Maurice Woolf to the Managing Board and Robert J. Amman and Grier C. Raclin to the Supervisory Board of the Company. All previous members of both Boards resigned.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common equity is privately held and not traded on any United States or foreign exchange or market.

     As of February 15, 2001, our common equity was held by two holders of record.

     We have not paid any dividend on our common stock and do not intend to pay dividends in the foreseeable future. In addition, the indentures governing our 11 1/2% senior notes due 2007, 10 3/8% senior notes due 2006, 10 3/8% senior notes due 2009, 10 1/2% senior notes due 2006 and 11% senior notes due 2009 contain restrictions on the making of restricted payments (in the form of the declaration of certain dividends or distributions, the purchase, redemption or other acquisition of any of our capital stock, the payments of principal on any subordinated indebtedness, as defined in such indentures, prior to any scheduled payment or maturity, unless (A) no default or event of default, as defined in the indentures, shall have occurred and be continuing, (B) we are able immediately after giving effect to such a restricted payment to satisfy an incurrence of indebtedness test and (C) such restricted payments do not exceed certain amounts. In addition, we and certain of our operating subsidiaries may enter into future financings, the terms of which may include dividend restrictions.

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

     During the year ended December 31, 2000, we issued stock which was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exercise of options to purchase 318 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical financial data as of and for the five years ended December 31, 2000. The historical financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 has been derived from our financial statements, whose financial statements have been audited by Ernst & Young , independent auditors, as indicated in their report included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

                                                                  YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                    2000         1999        1998       1997        1996
                                                 ----------   ----------   --------   ---------   --------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues.....................................  $  464,671   $  304,363   $ 85,251   $   5,373   $     48
  Operating costs and expenses:
  Access and network services..................     206,162       91,975     41,848       6,842      4,694
  Selling, general and administration..........     139,413       50,909     28,273      17,868      9,894
  Depreciation and amortization................     140,584       68,726     28,638       5,229      1,266
  Business dispositions and restructuring
    related charges............................     140,155           --         --          --         --
  (Loss) income from operations................    (161,643)      92,753    (13,508)    (24,566)   (15,806)
  Other income/(expense):
  Interest income..............................      37,250       28,704      9,997       6,596        508
  Interest expense.............................    (127,435)     (81,133)   (30,852)    (12,826)      (153)
  Foreign currency gains (losses)..............      29,644          (25)   (11,308)       (367)    (1,126)
  Other, net...................................       1,253         (468)      (921)         --         --
  Net (loss) income............................  $ (225,816)  $   29,004   $(48,935)  $ (31,163)  $(16,577)
  (Deficiencies) surplus of earnings available
    to cover fixed charges(1)..................  $ (244,137)  $   29,679   $(51,492)  $ (31,163)  $(16,577)
OTHER DATA:
  EBITDA(2)....................................  $  119,096   $  161,479   $ 16,230   $ (16,737)  $(14,540)
  Net cash provided by (used in) operating
    activities.................................     103,902      102,707     44,957      (4,417)   (11,540)
  Net cash used in investing activities........    (518,118)    (395,321)   (92,758)   (107,466)   (20,781)
  Net cash provided by (used in) financing
    activities.................................      15,289      721,593    (21,463)    317,500     28,924
BALANCE SHEET DATA (AT END OF PERIOD):
  Total current assets.........................  $  548,066   $  767,540   $240,151   $ 249,325   $  7,528
  Property and equipment, net..................   1,159,944      756,452    438,984     204,944     20,303
  Total assets.................................   2,006,766    1,810,010    744,110     504,668     29,466
  Total current liabilities....................     408,160      203,654    169,413      61,744     11,915
  Capital leases, including current portion....     279,083      182,981    227,513     139,185         --
  Other debt, including current portion........   1,110,312    1,057,975    265,353     265,383        562
  Total liabilities............................   1,939,389    1,551,662    688,403     445,008     12,414
  Shareholders' equity(3)......................      67,377      258,388     27,948      59,660     17,052

---------------

(1) Because of our historic losses, we have experienced a deficiency of earnings available to cover fixed charges in every year except 1999. The (deficiency) surplus of earnings available to cover fixed charges has been computed by taking our "adjusted (loss) surplus from operations" minus "fixed charges." Adjusted (loss) surplus from operations consists of (loss) surplus from continuing operations before income taxes plus fixed charges and minus capitalized interest. Fixed charges consist of interest on all indebtedness and amortization of discount on all indebtedness.

(2) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization, non-cash stock compensation, foreign currency gains (losses), other income (expense) and non-recurring expenses. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

(3) Includes shareholders' loans and shareholders' equity of $34.9 million and $8.4 million for 1996, respectively.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations as of December 31, 2000 and 1999 and for the three year period ended December 31, 2000. The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) availability of funding under the Amended Bank Facility,
(ii) projected traffic volume, (iii) future revenues and costs and (iv) changes in our competitive environment, contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

NOVEMBER 2000 RESTRUCTURING

     In November 2000, GTS announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business, which management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations, which are non-strategic or which are unsustainable as currently constituted and a drain on GTS's limited financial and other resources. Following the Restructuring, GTS anticipates that the Company's operations will provide substantially all of GTS's revenues. GTS's decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of capital markets and other financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company and GTS, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's and GTS's markets has intensified. The Company and GTS cannot predict when these conditions will improve. Consequently, GTS determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although the Company and GTS believe they have made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance the liquidity position of the Company and GTS, the future viability of the Company will depend upon GTS's ability to complete those aspects of the Restructuring, which will fund GTS's operations through the first quarter of 2002, on the Company's ability to access funding under the Amended Bank Facility, defined below, and on the ability of the Company to access additional capital to fund its operations after the first quarter of 2002, as discussed in greater detail under Item 1 -- "Business -- Recent Developments."

     As a result of this Restructuring , the Company plans to divest certain entities that provide voice and voice-based services ("Business Services"). It is contemplated that these Business Services entities will be divested as part of the Esprit Restructuring, as defined in Item 1 -- "Business -- Recent Developments -- Restructuring of GTS's Global TeleSystems (Europe) Ltd (Espirit) Subsidiary."

     In connection with the Restructuring, the Company has recorded a charge of $136.8 million in the fourth quarter 2000. Of the $136.8 million charge for our business disposition initiatives, $121.3 million represents non-cash items related to the write-off of impaired goodwill and intangibles of $83.5 million with the remaining $37.8 million principally related to the write-off of impaired fixed assets. The remaining $15.5 million of the $136.8 million represents cash items for transaction related costs, contract terminations for excess local access transmission capacity and facilities and severance for personnel. In determining the write down amounts for the goodwill and intangibles, the Company utilized discounted cash flow analysis. Further, in determining the write-down amount for its fixed assets, the Company utilized discounted cash flows analysis and considered fair values that could be achieved in the market for the sale of its assets; however, due to the significant downturn in the financial markets for telecommunication providers the re-sale market for used telecommunication equipment has also become less favorable to the Company.

     On July 14, 2000, Global TeleSystems Europe Holdings, B.V., a wholly-owned subsidiary of the Company, entered into a $550 million loan agreement with Bank of America International Limited, Deutsche Bank AG London and Dresdner AG London Branch. As a result of the Restructuring, the parties determined that changes to the agreement should be made and agreed to negotiate an amended long-term credit facility. In April 2001, the parties entered into an interim amended facility while a definitive longer-term credit facility is negotiated. The amended facility provides a E300 million revolving credit facility through March 2002, at which time the facility converts into a one-year term loan. See Item
1 -- "Business -- Recent Developments -- Amended Bank Facility" for a description of certain terms and conditions of the Amended Bank Facility, including the provisions thereunder which require that the shares of Golden Telecom owned by GTS and GTS's interests in its Central Europe division be transferred to the borrower under the Amended Bank Facility. Effectiveness of the Amended Bank Facility is subject to such transfers and to the satisfaction of other conditions precedent which the borrower is in the process of completing.

OTHER ORGANIZATIONAL CHANGES

     Throughout 2000, GTS has been realigning its legal organizational structure in order to achieve the most beneficial company wide tax structure. Due to this realignment, the 2000 financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure during 1999. In connection with the Restructuring, as discussed in Item 1 -- "Business -- Recent Developments -- Restructuring of GTS's Global TeleSystems (Europe) (Esprit) Subsidiary," the Company plans to divest certain of the subsidiaries that it had acquired from GTS affiliates during 2000. Further, as required under the Company's bond covenants, GTS has obtained appraisals from an independent appraisal firm to support the acquisition of net assets by the Company, at their appraised fair market value, from other GTS affiliates.

     On June 24, 1998, we acquired a 75% interest in Ebone A/S ("Ebone"). Ebone operates a Tier-1 Internet backbone network that connects European Internet service providers to the Internet. We purchased the remaining 25% interest in Ebone on May 25, 1999. The results of Ebone have been included in the accompanying consolidated financial statements from the date of acquisition.

BUSINESS STRATEGY

     We are Europe's premier independent broadband network services provider. Our goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - our pan-European broadband fiber optic network, which extends approximately 21,000 kilometers, connects 56 cities in 20 countries, and is the largest such operational network in Europe;

     - our pan-European Tier 1 Internet Protocol backbone, which carries approximately 5% of the total Internet traffic, 25% of all European Internet traffic and is the first European IP network to operate at 10 gigabits per second; and

     - our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers,.

     The key elements of our strategy for achieving this goal are as follows:

     - Focus our activities on our core expertise in optical and IP networking;

     - Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base;

     - Exploit the reach and capacity of our fiber optic network; and

     - Capitalize on the "Ebone" brand name, which we adopted in January 2001

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 vs. December 31, 1999

     Revenue. Our consolidated revenue for the year ended December 31, 2000 was $464.7 million as compared to $304.4 million for the comparable period in 1999. The growth in revenue is attributable to the increase in the Company's customer base, the expansion of the Company's network and inclusion of the financial results of the acquired GTS affiliated companies during fiscal year 2000. The Company expects that its revenue will decline as a result of the restructuring measures initiated in 2000, since, the Business Services businesses, that the Company plans to divest, recorded $106.7 million of revenues in 2000.

     Access and Network Services. Access and network costs consist of costs associated with providing telecommunication services on the Company's network and the costs of leased capacity. During 2000, these costs increased to $206.2 million, or 44.4% of revenue as compared to $92.0 million, or 30.2% of revenue for 1999. The increase in access and network services costs as a percentage of revenue in 2000 was due to increased direct network operating and maintenance costs, increases in local access costs as required for customer connectivity, as well as the inclusion of the financial results associated with the acquired GTS affiliated companies during fiscal year 2000. The Company expects that these access and network services costs will slowly decline as a result of the restructuring measures initiated in 2000 since, the Business Services businesses, that the Company plans to divest, incurred access and network services costs of $104.4 million in 2000.

     Selling, General and Administrative. Selling, general and administrative expenses for 2000 increased to $139.4 million, or 30.0% of revenue as compared to $50.9 million, or 16.7% of revenue for 1999. The increase in selling, general and administrative expenses in 2000 is attributable to the following: additional expenses related to acquired entities; an increase in the Company's sales and marketing efforts; additional building rent expense related to the increased office space due to growth in the Company's infrastructure; increased administrative costs required for the Company's increased customer base; the development of the Company's new brand identity and increased charges to bad debt expense as a result of the failure of several customers as well as increased risk in the telecom sector. The Company expects that selling, general and administrative expenses will decrease in future periods as a result of the restructuring measures initiated in 2000 since, the Business Services businesses, that the Company plans to divest, incurred selling, general and administrative costs of $48.3 million in 2000.

     Depreciation and Amortization. Depreciation and amortization expense increased to $140.6 million or 30.2% of revenue for the year ended December 31, 2000 as compared to $68.7 million or 22.6% of revenue in 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. Additionally, the Company has experienced an increase in amortization expense associated with goodwill that has resulted from its acquisition activities. The Company expects that depreciation and amortization will decrease in future periods as a result of the restructuring measures initiated in 2000 and the resulting write-down of long-lived assets and goodwill.

     Business dispositions, merger and restructuring related charges. In 2000, the Company recorded $140.2 million in charges to earnings attributable to business disposition and restructuring related costs. Of the $140.2 million, $136.8 million and $3.4 million were recorded in the fourth and third quarter respectively. The $136.8 million fourth quarter 2000 charge was attributable to the GTS Board of Directors approval, in November 2000, of management's plan to restructure GTS so that its primary focus is to provide broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations.

     Of the $136.8 million charge for our business disposition initiatives, $121.3 million represents non-cash items related to the write-off of impaired goodwill and intangibles of $83.5 million with the remaining $37.8 million principally related to the write-off of impaired fixed assets. The remaining $15.5 million of the $136.8 million represents cash items for transaction related costs, contract terminations for excess local access transmission capacity and facilities and severance for personnel.

     The $3.4 million charge was attributable to the GTS Board of Directors approval in August 2000 of management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. The charge is for severance related costs associated with termination of personnel and cancellation of facility leases and anticipated office closure costs.

     Interest. Interest expense increased to $127.4 million in 2000 as compared to $81.1 million in 1999. This significant increase in interest expense is attributable to the interest associated with the Company's issuance of new debt obligations in late 1999, partially offset by an increase in capitalized interest resulting from the construction of the Company's network. The Company had outstanding debt obligations of $1.4 and $1.2 billion at December 31, 2000 and 1999, respectively.

     Interest income for 2000 increased to $37.3 million from $28.7 million in 1999. The increase is due to the interest earned from the Company's short-term investments resulting from the investment of the proceeds from the new debt obligations in late 1999.

     Foreign Currency Losses. The Company recognized foreign currency gains of $29.6 million in 2000 as compared to minimal losses in 1999. The increased gain is primarily due to the impact of foreign currency fluctuations on the Company's unhedged debt obligations.

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

     Interest. Interest expense for the year ended December 31, 1999 was $81.1 million as compared to $30.9 million for the comparable period in 1998. The increase was primarily attributable the Company's issuance of new debt obligations in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur approximately $225 million in cash capital expenditures in 2001 to implement our business plan.

     On April 5, 2001, the Company announced that a wholly owned subsidiary had reached an agreement to amend its bank facility while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the Amended Bank Facility is subject to the satisfaction of certain conditions precedent, which the borrower is in the process of completing. As of March 31, 2001, the borrower had drawn down E200 million of these funds. The borrower will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. See Item
1 -- "Business -- Recent Developments -- Amended Bank Facility" and Item
8 -- "Consolidated Financial Statements and Supplementary Information for the Company" Footnote 2 thereto, "Management Plans and Subsequent Events".

     As part of the Esprit Restructuring discussed in detail in Item
1 -- "Business -- Recent Developments -- Restructuring of GTS's Global TeleSystems (Europe) (Esprit) Subsidiary," the Company expects that it will transfer its Business Services entities to the new company which will be formed upon consummation of the Esprit Restructuring. The Company anticipates that the divestiture of its Business Services business will have a favorable impact on its results from operations and financial condition, since, the Business Services businesses as currently constituted, were performing poorly from a financial perspective and were a drain on the Company's financial and other resources.

     Based on the Company's current existing cash balances, projected internally generated funds and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. Further, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that is meets the Company's overall corporate strategy.

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility, (2) effectively and efficiently manage the expansion of the Ebone network and operations and the build-out of its City Enterprise Network infrastructure in the targeted metropolitan markets, (3) implement its strategy to become a leading provider of data and IP to corporate businesses,
(4) limit, to the extent possible, price erosion for broadband services, (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe, and (6) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. In addition, the Company's liquidity may be affected by GTS's ability to effectively and efficiently manage the sale of GTS's equity interest in Golden Telecom and GTS's potential sale of its Central Europe business because of the interaction of these transactions with the Amended Bank Facility, as described in detail in Item 1 -- "Business -- Recent Developments -- Amended Bank Facility" The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. The Company continues to evaluate its capital program in light of business needs, expansion plans and market conditions for acquiring certain assets.

CHANGES IN FINANCIAL CONDITION

     We had a positive working capital of $139.9 million and $563.9 million as of December 31, 2000 and 1999, respectively. We had cash and cash equivalents of $135.3 million and $565.4 million at December 31, 2000 and 1999, respectively. The Company had $24.3 million and $18.4 million of restricted cash at December 31, 2000 and December 31, 1999, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

     In 2000, 1999 and 1998, the Company's operating activities provided cash of $103.9 million, $102.7 million and $45.0 million, respectively. The Company used cash of $518.1 million, $395.3 million and $92.8 million for its investing activities in 2000, 1999 and 1998, respectively. Of the $518.1 million of 2000 investing activities, $437.1 million of cash was spent on building the Company's telecommunications networks with the remaining investing activities principally associated with its acquisition activities. In 1999 and 1998, the principal investing activities was associated with building the Company's telecommunications networks. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, the Company may not be able to meet its debt service obligations or working capital requirements.

     In 1999, the Company issued debt obligations that aggregated approximately $836 million.

FOREIGN CURRENCY CONSIDERATIONS

     Substantially all of the Company's operations are in Western Europe and therefore its consolidated financial results are subject to fluctuations in currency exchange rates. The Company's operations transact their business in the following significant currencies: the Euro, the British Pound Sterling and the U.S. Dollar. Although the Company is attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, the Company has experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the U.S. Dollar. Furthermore, certain of the Company's operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the U.S. Dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk. The Company is continuously evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company designed and implemented reporting processes to monitor the potential exposure on an ongoing basis in 1998. The Company will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

IMPACT OF THE EURO CURRENCY ON OPERATIONS

     In accordance with the Treaty on EU, signed at Maastricht on February 7, 1992, Stage III of the Economic and Monetary Union (EMU) commenced on January 1, 1999, and a single currency, the "Euro" (E), has been introduced. In addition on January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain established an irrevocable fixed conversion rate between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The Euro exists in parallel with national currencies, and transactions may be denominated in either currency until December 31, 2001 (though only notes and coins of the national currencies will be available for physical exchange). From January 1, 2002, Euro notes and coins will be introduced and national currencies will be withdrawn by June 30, 2002. Those participating member states have also transferred authority for conducting monetary policy to the European Central Bank.

     The Company has significant operations within the EU, including many of the countries that adopted the Euro. The Company has evaluated and is in the process of addressing the system issues raised by the adoption of the Euro, including: preparing business systems for trading in Euros and converting the accounting systems of companies in the common currency area from their national currency to Euros; the benefit of the elimination of exchange rate risk in cross border transactions within the common currency area; the potential impact of increases in pricing transparency on price differentials between member states; and training and human resources issues. The Company continues to evaluate the impact the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have material adverse affect on its business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union as the Company has always operated as a pan-European business with transparent pricing in ECU for the majority of its customers. Moreover, the Company is in the process of updating its information systems to accommodate the adoption of the Euro and does not expect to incur material costs in the updating of such systems. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or on its currency exchange risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's treasury function manages its funding, liquidity, and exposure to interest rate and foreign exchange rate risks. The Company's treasury operations are conducted within a framework of policies and guidelines authorized by its Board of Managing Directors. In accordance with the Company's policy, the Company does not enter into any transactions of a speculative nature.

     The Company is exposed to market risk from changes in interest rates on long-term obligations and as a global company; the Company also faces exposure to adverse movements in foreign currency exchange rates. A portion of the Company's debt obligations are denominated in currencies, which expose the Company to risks, associated with changes in foreign exchange rates. The Company has developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     The Company attempts to mitigate its foreign exchange exposures by maintaining assets in the exposed currency wherever possible. The Company has found it impractical to hedge all foreign currency exposure and as a result will continue to experience foreign currency gains and losses. The introduction of the Euro as a common currency for members of the European Union occurred on January 1, 1999.

     The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates.

                                                                                          FAIR VALUE
                             2001   2002   2003   2004   2005   THEREAFTER     TOTAL       12/31/00
                             ----   ----   ----   ----   ----   ----------   ----------   ----------
                                                         (IN THOUSANDS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  Fixed rate...............   --     --     --     --     --    $1,016,106   $1,016,106   $  408,300
  Avg. interest rate.......   --     --     --     --     --          10.9%          --           --
  Variable rate............   --     --     --     --     --    $   94,206   $   94,206   $   94,206
  Avg. interest rate.......   --     --     --     --     --           6.1%          --           --

     The following table provides information about financial instruments by functional currency and where applicable, presents such information in US dollar equivalents. The table summarizes information on foreign currency denominated debt obligations that are sensitive to foreign currency exchange rates.

                                                                                           FAIR VALUE
                                2001   2002   2003   2004   2005   THEREAFTER    TOTAL      12/31/00
                                ----   ----   ----   ----   ----   ----------   --------   ----------
                                                           (IN THOUSANDS)
LONG-TERM DEBT, INCLUDING
  CURRENT PORTION:
  US Dollars
     Fixed rate...............   --     --     --     --     --     $465,000    $465,000   $  186,193
     Avg. interest rate.......   --     --     --     --     --         11.0%         --           --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GLOBAL TELESYSTEMS EUROPE B.V.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $  135,337   $  565,402
  Restricted cash...........................................      24,271       18,385
  Accounts receivable, net of allowance for doubtful
     accounts of $22,556 and $4,876, respectively...........     118,758       83,267
  Other receivables.........................................      70,775       31,867
  Due from affiliated companies.............................     170,200       49,229
  Prepaid expenses and other current assets.................      28,725       19,390
                                                              ----------   ----------
          TOTAL CURRENT ASSETS..............................     548,066      767,540
  Property and equipment, net...............................   1,159,944      756,452
  Other non-current assets, principally goodwill and
     intangibles............................................     298,756      286,018
                                                              ----------   ----------
          TOTAL ASSETS......................................  $2,006,766   $1,810,010
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  217,797   $   29,989
  Accrued expenses..........................................      82,695       70,312
  Deferred revenue..........................................      47,251       66,170
  Due to affiliated companies...............................      37,928       26,063
  Current portion of capital lease obligations..............      22,489       11,120
                                                              ----------   ----------
          TOTAL CURRENT LIABILITIES.........................     408,160      203,654
  Long-term debt............................................   1,110,312    1,057,722
  Long-term capital lease obligations.......................     256,594      172,114
  Other non-current liabilities, principally deferred
     revenue................................................     164,323      118,132
                                                              ----------   ----------
          TOTAL LIABILITIES.................................   1,939,389    1,551,622
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, 1000 guilders par value; 297,000 shares
     authorized; 200,634 and 200,316 shares issued and
     outstanding at December 31, 2000 and December 31,1999,
     respectively...........................................     101,644      101,518
  Additional paid-in capital................................     275,572      237,610
  Accumulated other comprehensive loss......................      (8,831)      (5,548)
  Accumulated deficit.......................................    (301,008)     (75,192)
                                                              ----------   ----------
          TOTAL SHAREHOLDERS' EQUITY........................      67,377      258,388
                                                              ----------   ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $2,006,766   $1,810,010
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Revenues....................................................  $  464,671   $304,363   $ 85,251
Operating costs and expenses:
  Access and network services...............................     206,162     91,975     41,848
  Selling, general and administrative.......................     139,413     50,909     28,273
  Depreciation and amortization.............................     140,584     68,726     28,638
  Business dispositions and restructuring related charges...     140,155         --         --
                                                              ----------   --------   --------
          Total operating expenses..........................     626,314    211,610     98,759
                                                              ----------   --------   --------
(Loss) income from operations...............................    (161,643)    92,753    (13,508)
Other income/(expense):
  Interest income...........................................      37,250     28,704      9,997
  Interest expense..........................................    (127,435)   (81,133)   (30,852)
  Foreign currency income (loss)............................      29,644        (25)   (11,308)
  Other, net................................................       1,253       (468)      (921)
                                                              ----------   --------   --------
                                                                 (59,288)   (52,922)   (33,084)
                                                              ----------   --------   --------
Net (loss) income before income taxes.......................    (220,931)    39,831    (46,592)
Income taxes................................................       4,885     10,827      2,343
                                                              ----------   --------   --------
Net (loss) income...........................................  $ (225,816)  $ 29,004   $(48,935)
                                                              ==========   ========   ========
Net (loss) income per share:
  Basic.....................................................  $(1,126.72)  $ 146.17   $(255.15)
                                                              ==========   ========   ========
  Diluted...................................................  $(1,126.72)  $ 144.74   $(255.15)
                                                              ==========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Operating Activities
  Net (loss) income.......................................  $(225,816)  $  29,004   $ (48,935)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization...........................    138,230      73,630      29,921
  Business dispositions and restructuring related
     charges..............................................    123,475          --          --
  Adjustment on foreign currency instruments..............    (55,055)    (39,487)     28,650
  Other adjustments.......................................     17,161         682       2,362
  Changes in assets and liabilities:
     Accounts receivable..................................    (21,485)    (76,965)    (37,543)
     Deferred revenues....................................     32,463     116,027      64,819
     Accounts payable and accrued expenses................    144,495      24,116      28,737
     Other changes in assets and liabilities..............    (49,567)    (24,300)    (23,054)
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........    103,902     102,707      44,957
Investing Activities:
  Purchases of property and equipment.....................   (437,108)   (389,834)   (131,866)
  Acquisitions -- net of cash acquired....................    (75,143)    (15,667)     13,352
  Other investing activities..............................     (5,867)     10,180      25,756
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (518,118)   (395,321)    (92,758)
Financing Activities:
  Proceeds from debt......................................    179,056     836,254          --
  Repayments of debt......................................   (117,349)    (47,248)    (32,523)
  Due to affiliates, net..................................    (99,743)    (43,372)     11,285
  Proceeds from liquidation of foreign currency swap......     62,300          --          --
  Other financing activities..............................     (8,975)    (24,041)       (225)
                                                            ---------   ---------   ---------
       Net cash provided by (used in) financing
          activities......................................     15,289     721,593     (21,463)
Effect of exchange rate changes on cash and cash
  equivalents.............................................    (31,138)      6,342      (4,982)
                                                            ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents......   (430,065)    435,321     (74,246)
Cash and cash equivalents at beginning of year............    565,402     130,081     204,327
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $ 135,337   $ 565,402   $ 130,081
                                                            =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Capitalization of leases................................  $ 130,643   $  58,939   $ 120,556
                                                            =========   =========   =========
  Push down accounting entry..............................  $  37,174   $ 213,739   $  18,052
                                                            =========   =========   =========
  Offset receivable and payable...........................  $      --   $  32,000   $      --
                                                            =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         ACCUMULATED
                                         COMMON STOCK      ADDITIONAL       OTHER                         TOTAL
                                      ------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                      SHARES     AMOUNT     CAPITAL         LOSS          DEFICIT        EQUITY
                                      -------   --------   ----------   -------------   -----------   -------------
BALANCE AT JANUARY 1, 1998..........  190,468   $ 96,757    $ 21,829       $(3,665)      $ (55,261)     $  59,660
Proceeds from exercise of stock
  options...........................    6,248      3,353      (2,753)           --              --            600
Compensatory stock options..........       --         --       1,060            --              --          1,060
Pushdown accounting adjustment......       --         --      13,198            --              --         13,198
Translation adjustment..............       --         --          --         2,365              --          2,365
Net loss............................       --         --          --            --         (48,935)       (48,935)
                                                                                                        ---------
Comprehensive loss..................                                                                      (46,570)
                                      -------   --------    --------       -------       ---------      ---------
BALANCE AT DECEMBER 31, 1998........  196,716   $100,110    $ 33,334       $(1,300)      $(104,196)     $  27,948
Proceeds from exercise of stock
  options...........................    3,600      1,408         871            --              --          2,279
Pushdown accounting adjustment......       --         --     203,405            --              --        203,405
Translation adjustment..............       --         --          --        (4,248)             --         (4,248)
Net income..........................       --         --          --            --          29,004         29,004
                                                                                                        ---------
Comprehensive income................                                                                       24,756
                                      -------   --------    --------       -------       ---------      ---------
BALANCE AT DECEMBER 31, 1999........  200,316   $101,518    $237,610       $(5,548)      $ (75,192)     $ 258,388
Proceeds from exercise of stock
  options...........................      318        126         788            --              --            914
Pushdown accounting adjustment......       --         --      37,174            --              --         37,174
Translation adjustment..............       --         --          --        (3,283)             --         (3,283)
Net loss............................       --         --          --            --        (225,816)      (225,816)
                                                                                                        ---------
Comprehensive loss..................                                                                     (229,099)
                                      -------   --------    --------       -------       ---------      ---------
BALANCE AT DECEMBER 31, 2000........  200,634   $101,644    $275,572       $(8,831)      $(301,008)     $  67,377
                                      =======   ========    ========       =======       =========      =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBAL TELESYSTEMS EUROPE B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems Europe B.V. ("the Company"), is a provider of broadband, Internet and data to communication carriers, Internet service providers and other high-usage enterprise customers. As an industry leader in Europe, the Company operates cross-border fiber-optic network and a Tier-1 IP backbone.

     The Company was formed on July 6, 1993 and is 99.8% owned by Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

PUSH-DOWN ACCOUNTING

     For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS, from 1993 through 2000, of the Company's common shares, that were held by shareholders' other than GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect, through December 31, 2000, of the allocation of the purchase price paid by GTS has resulted in goodwill of approximately $266 million, which is being amortized on a straight-line basis over the estimated useful lives, generally twenty years.

2000 GTS LEGAL ENTITY STRUCTURE REALIGNMENTS

     Throughout 2000, GTS has been realigning its legal organizational structure in order to achieve the most beneficial company wide tax structure. Due to this realignment, the 2000 financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure during 1999. As a result of the fourth quarter 2000 business restructuring initiatives, discussed in greater detail below, the Company plans to divest certain of the subsidiaries that it had acquired from GTS affiliates during 2000 as part of GTS's restructuring and divestiture of its Esprit subsidiary.

     Further, as required under the Company's debt obligation covenants, GTS obtained appraisals from an independent appraisal firm to support the acquisition of net assets by the Company, at their appraised fair market value, from other GTS affiliates.

FOURTH QUARTER 2000 BUSINESS RESTRUCTURING INITIATIVES

     In November 2000, GTS announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business, which management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations, which are non-strategic or which are unsustainable as currently constituted and are a drain on GTS' limited financial and other resources. In 2000, these Business Services businesses recorded revenues of $106.7 million. In addition, they incurred access and network services costs and selling general and administrative costs of $104.4 million and $48.3 million, respectively. As a result, they had a net loss of $172.7 million. As a result of this Restructuring, the Company plans to divest its businesses that provide voice and voice-based services ("Business Services") as part of GTS's restructuring and divestiture of its Esprit subsidiary.

     In connection with the Restructuring, the Company has recorded a charge of $136.8 million in the fourth quarter 2000 (see Note 3, "Business Disposition and Restructuring Related Charges").

NOTE 2: MANAGEMENT PLANS & SUBSEQUENT EVENTS

MANAGEMENT PLANS

  Going Concern

     The Company incurred a net loss of $225.8 million for the year ended December 31, 2000. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's continued existence and plans for future growth are dependent upon receiving additional funding under its Amended Bank Facility and from its parent company, GTS, and

                         GLOBAL TELESYSTEMS EUROPE B.V.

on its ability to successfully divest its Business Services businesses, and on its ability to effectively compete within the European market for telecommunication services. Further, during the first and second quarters of 2001, the Company and its parent company have made significant progress in meeting several of these initiatives (see "Subsequent Events").

     Based on the parent company's and the Company's current cash balances, projected internally generated funds, recent agreements to divest its voice focused Business Services business, the sale by the parent company of a majority of Golden Telecom and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into 2002. To address its long-term funding needs, the parent company is in the process of divesting of its Central European business operations, is exploring opportunities to reduce its outstanding debt obligations and is seeking additional funding, including the issuance of new equity or debt securities. If the Company cannot raise additional capital, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a substantial curtailment of capital and other expenditures, a sale of assets (in addition to those units the Company is trying to sell as part of the Restructuring), a sale of the Company, halting certain operations of the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.

     The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

SUBSEQUENT EVENTS

  Agreement to Sell GTS's Shares in Golden Telecom ("GTI Business Disposition"):

     On April 2, 2001, GTS announced that it had entered into an agreement to sell, to a group of buyers, 12.2 million shares of the common stock of Golden Telecom, which GTS owned, for approximately $125 million. The buyers have the right under certain circumstances to purchase the remainder of GTS's equity interest in Golden Telecom, see Item 1. "Business -- Recent
Developments -- Agreement to Sell Certain of GTS's Shares in Golden Telecom".

  Restructuring of the Parent Company's Global TeleSystems (Europe) Ltd. Subsidiary (Esprit Disposition):

     On March 28, 2001, GTS announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, under which the obligation to repay approximately $500 million of senior debt owed to the noteholders will be exchanged for a 90 percent ownership interest in a new business unit comprised of Esprit and other GTS subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement by the U.K. courts. GTS will indirectly own the remaining 10 percent of this new company and has agreed, upon certain conditions, to provide up to E35 million in senior secured financing for working capital and up to E20 million in senior secured debt financing (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On March 28, 2001, Esprit commenced a consent solicitation to obtain approvals from its noteholders to allow GTS's senior secured financing to proceed. Esprit obtained the required consents on April 10, 2001, and on that date it entered into supplemental indentures related to the senior debt, which will allow such senior secured financing to proceed.

                         GLOBAL TELESYSTEMS EUROPE B.V.

  Amended Bank Facility:

     On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the Amended Bank Facility is subject to certain conditions precedent, including the transfer to the borrower of GTS's shares in Golden Telecom and its interest in its Central European division, which conditions the borrower and GTS are in the process of completing. As of March 31, 2001, the borrower had drawn down E200 million of these funds. The borrower will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. See Item 1 -- "Business -- Recent Developments -- Amended Bank Facility

NOTE 3: BUSINESS DISPOSITIONS AND RESTRUCTURING RELATED CHARGES

FOURTH QUARTER 2000

     In the fourth quarter 2000, the Company recorded a $136.8 million charge attributable to GTS' plans to restructure its operations to focus on those areas of its business, which GTS believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations, which are non-strategic or which are unsustainable as currently constituted and constrains the Company's financial and other resources.

     The components of the $136.8 million charge include $111.8 million associated with our business disposition initiatives and $25.0 million for the restructuring of our Ebone business.

     Of the $111.8 million charge for our business disposition initiatives, $109.4 million represents non-cash items related to the write-off of impaired goodwill and intangibles of $83.5 million with the remaining $25.9 million principally related to the write-off of impaired fixed assets. The remaining $2.4 million of the $111.8 million represents cash items for transaction related costs and severance for personnel.

     Of the $25.0 million for the restructuring of our Ebone business, $11.9 million represents non-cash items related to the write-off of impaired fixed assets with the remaining $13.1 million representing cash items that are principally for contract terminations for excess local access transmission capacity and facilities.

     At December 31, 2000, $13.0 million of the $15.5 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

THIRD QUARTER 2000

     In the third quarter 2000, the Company recorded a $3.4 million charge attributable to GTS' plans to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices as this plan of restructuring would have an impact on the Company's current business operations.

     The components of the charge include approximately $1.3 million for severance costs associated with the termination of personnel and approximately $2.1 million for costs associated with cancellation of facility leases and anticipated office closure costs.

     Of the $3.4 million, $2.7 million remains as an accrual at December 31, 2000 for additional cash payments that the Company expects to incur as a part of its plan for restructuring.

                         GLOBAL TELESYSTEMS EUROPE B.V.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Global TeleSystems Europe B.V. and all wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

COMPARATIVE FIGURES

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform to the 2000 presentation.

CASH AND CASH EQUIVALENTS

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $24.3 million and $18.4 million of restricted cash at December 31, 2000 and 1999, respectively. The restricted cash at December 31, 2000 is primarily related to cash held in escrow for contractual obligations associated with the construction of our network.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives ranging from three to ten years for telecommunications equipment and three to ten years for non-network property and equipment, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment and telecommunications equipment not yet placed into service. Depreciation is recorded commencing with the first full month that assets are placed into service. Maintenance and repairs are charged to expense as incurred.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," the Company capitalizes material interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives. The Company has capitalized interest costs of $27.3 million and $13.0 million during the years ended December 31, 2000 and 1999, respectively.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over the estimated useful lives, ranging from five to twenty years. Intangible assets, primarily deferred financing costs and licenses are amortized on a straight-line basis over the lesser of their estimated useful lives or their contractual term, generally three to ten years. In accordance with APB 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

     During the year ended December 31, 2000, the Company's analysis indicated that there was an impairment of certain of its goodwill and intangible assets. In determining the write-down amount, the Company utilized discounted cash flow analysis and the write-down of goodwill and intangible assets was

                         GLOBAL TELESYSTEMS EUROPE B.V.

primarily attributable to the Company's Business Services businesses that it is currently seeking to dispose and has reflected this write-down within the "Business Disposition and Restructuring Related Charges" line item in the Company's consolidated statements of operations (see Note 3, "Business Disposition and Restructuring Related Charges"). No impairment expense was recognized in 1999 and 1998.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques.

     During the year ended December 31, 2000, the Company's analysis indicated that there was an impairment of certain of its long-lived assets. Accordingly, the Company recorded a write-down of long-lived assets associated with property and equipment that is primarily attributable to its Business Services businesses that the Company is currently seeking to dispose (see Note 3, "Business Disposition and Restructuring Related Charges"). In determining the write-down amount for its fixed assets, the Company utilized discounted cash flows analysis and considered fair values that could be achieved in the market for the sale of its assets; however, due to the significant down-turn in the financial markets for telecommunication providers the re-sale market for used telecommunication equipment has also become unfavorable. No impairment expense was recognized in 1999 and 1998.

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

                         GLOBAL TELESYSTEMS EUROPE B.V.

  Post 2000 Accounting and Reporting

     The Company intends to report its financial results in the Euro (E) reporting currency as compared to the United States dollar, within its 2001 reports filed with the United States Securities and Exchange Commission ("SEC"). This change in reporting is reflective of management's analysis of its foreign currency indicators; that is, the Company does not have significant assets or operations within the United States, most of the Company's transactions are transacted in the Euro currency (the Company's functional currency) and management does anticipate significant foreign currency translation effects under SFAS No. 52.

REVENUE RECOGNITION

     The Company's revenue from service contracts is associated with its customers' right to use the network and is recognized on a straight-line basis over the terms of the customer contracts. The Company records as voice revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that will be neither billed nor collected. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed. In addition, the Company defers telecommunications installation revenue and capitalizes telecommunication connection costs. Further, the deferred revenue and capitalized costs is recognized over the estimated life of the customer contract.

     The adoption of SEC Staff Accounting Bulletin No. 101 did not have a material impact on the Company's results of operations or financial position.

ADVERTISING COSTS

     Costs for advertising products and services or corporate image are expensed as incurred.

SEGMENT INFORMATION

     Based on its organizational structure, the Company operates in one reportable segment providing telecommunications services primarily to businesses and other organizations located principally in the European Union.

NET LOSS PER SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. Employee stock options have been excluded from the 2000 and 1998 net loss per share calculation because their effect would be anti-dilutive. There are no reconciling items in the numerator of the Company's net income (loss) per share calculation. The following is a reconciliation of the denominator of the Company's net income (loss) per share calculation:

                                                              AS OF DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Weighted Average Shares Outstanding.....................  200,419   198,431   191,790
Common Stock Equivalents................................       --     1,952        --
                                                          -------   -------   -------
Diluted Shares Outstanding..............................  200,419   200,383   191,790
                                                          =======   =======   =======

                         GLOBAL TELESYSTEMS EUROPE B.V.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market rates. The fair value of the Company's principal long-term debt is as follows (in thousands):

                                                          AS OF DECEMBER 31,
                                             ---------------------------------------------
                                                     2000                    1999
                                             ---------------------   ---------------------
                                                          CARRYING                CARRYING
                                             FAIR VALUE    VALUE     FAIR VALUE    VALUE
                                             ----------   --------   ----------   --------
Senior Notes Due August 2007...............   $106,000    $265,000    $272,950    $265,000
Senior Notes Due December 2009.............    104,500     259,067     281,416     278,630
Senior Notes Due December 2006.............     85,500     211,964     229,680     227,970
Senior Notes Due January 2009..............     80,193     200,000     197,903     200,000
Senior Notes Due January 2006..............     32,107      80,075      85,219      86,122

     In addition, since December 31, 2000, there has been significant change in the fair market value of the financial instruments identified above, current fair market value, as of March 30, 2001, was $294.6 million as compared with $408.3 million as of December 31, 2000.

     Further, the recorded amount for the Company's bank facility, approximates fair value.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, most of which are maintained in high-quality financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company generally does not require collateral to extend credit to its customers and provides allowances for potential credit losses when necessary.

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

     Prior to January 1, 2001, the Company accounted for its existing derivative under SFAS No. 52, "Foreign Currency Translation." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company will adopt the new statement, which is effective for fiscal years beginning after June 15, 2000, on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Due to our minimal use of derivatives, the adoption of the new statement did not have a significant effect on our results of operations or financial position.

     The Company enters into foreign currency forward contracts to minimize foreign exchange risk. The Company utilizes foreign currency agreements that are short term in duration (generally one week or less). As of December 31, 2000, the Company had no outstanding forward contracts. Additionally, the Company had maintained a foreign currency swap transaction agreement which was liquidated in November 2000 (see Note 8, "Foreign Currency Transactions").

                         GLOBAL TELESYSTEMS EUROPE B.V.

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

NOTE 5: BUSINESS COMBINATIONS AND VENTURE TRANSACTIONS

2000 ACTIVITIES

     As a result of GTS' realignment of its legal organization structure, in order to achieve the most beneficial company wide tax structure, the Company acquired several GTS affiliated subsidiaries during 2000. In addition, as required under the Company's debt obligation covenants, GTS obtained appraisals from an independent appraisal firm to support the acquisition of net assets by the Company, at their appraised fair market value. Further, in connection with these acquisitions, the Company recorded goodwill of $81.1 million, since on an aggregate basis, the purchase price paid by the Company of approximately $83.1 million, exceeded the net assets acquired of the respective GTS subsidiaries. In addition, as a result of the previously discussed Restructuring, the Company's analysis had indicated that there was an impairment of the goodwill that was previously recorded for these acquired GTS subsidiaries. Accordingly, the Company recorded an impairment charge of $78.4 million in order to reflect its investment in these subsidiaries at the fair value in the December 31, 2000 consolidated balance sheet (see Note 3, "Business Disposition and Restructuring Related Charges").

     Further, in connection with the previously discussed Restructuring, the Company intends to divest certain of the GTS affiliated subsidiaries that it acquired in 2000.

1999 ACTIVITIES

     On May 25, 1999, the Company purchased the remaining 25% minority interest in Ebone from the Association for a purchase price of E35 million. The purchase price was comprised of cash of E15 million and the issuance to the Association of capacity rights on the Network valued at E20 million (the "Rights"). Rights may be applied by members of the Association, in lieu of cash, to the payment of future invoices related to services provided by the Company or Ebone on contracts for services entered into through May 31, 2003. The Association assigned these Rights among its members by October 1, 1999 and once assigned, the Rights are non-transferable. The remaining balance of the Rights was $7.2 million and $16.0 million at December 31, 2000 and 1999, respectively and was reflected as deferred revenue within our balance sheet. The excess of the purchase price over the fair value of the assets acquired of $9.2 million was allocated to goodwill.

                         GLOBAL TELESYSTEMS EUROPE B.V.

NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

     Property and equipment consists of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Communications Equipment....................................  $  840,427   $518,018
Non-network property and equipment..........................      27,058     16,153
Construction in process.....................................     526,174    300,954
                                                              ----------   --------
          Total.............................................   1,393,659    835,125
Less: Accumulated depreciation..............................    (195,906)   (78,673)
          Accumulated impairment write off..................     (37,809)        --
                                                              ----------   --------
                                                              $1,159,944   $756,452
                                                              ==========   ========

     As previously discussed in Note 4, "Summary of Significant Accounting Policies -- Long-Lived Assets," the Company determined that an impairment write-off of certain property and equipment that is primarily attributable to its Business Services businesses was required to in order to properly reflect the value of the aforementioned property and equipment at its net realizable value.

     Goodwill and intangibles consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $373,072   $255,008
Intangibles.................................................    50,611     38,663
                                                              --------   --------
          Total.............................................   423,683    293,671
Less: Accumulated Amortization..............................   (48,758)   (25,094)
          Accumulated impairment write off..................   (83,484)        --
                                                              --------   --------
                                                              $291,441   $268,577
                                                              ========   ========

     As previously discussed in Note 4, "Summary of Significant Accounting Policies -- Goodwill and Intangible Assets," the Company determined that an impairment write-off of goodwill and intangible assets that is primarily attributable to its Business Services businesses was required to in order to properly reflect the value of the aforementioned goodwill and intangible assets at their future economic value.

     Accrued expenses consists of:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Interest payable............................................  $33,719   $42,456
Restructuring related accruals..............................   15,666        --
Other accrued expenses......................................   33,310    27,856
                                                              -------   -------
Total accrued expenses......................................  $82,695   $70,312
                                                              =======   =======

                         GLOBAL TELESYSTEMS EUROPE B.V.

NOTE 7: DEBT OBLIGATIONS

     Company debt consists of (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
SENIOR NOTES.
  Due August 15, 2007.......................................  $  265,000   $  265,000
  Due December 1, 2009......................................     259,067      278,630
  Due December 1, 2006......................................     211,964      227,970
  Due January 15, 2009......................................     200,000      200,000
  Due January 15, 2006......................................      80,075       86,122
  Bank facility, due July 14, 2008..........................      94,206           --
Capital lease obligations...................................     279,083      183,234
                                                              ----------   ----------
                                                               1,389,395    1,240,956
Less: debt and capital lease obligations maturing within one
  year......................................................      22,489       11,120
                                                              ----------   ----------
          Total long-term debt and capital lease
            obligations.....................................  $1,366,906   $1,229,836
                                                              ==========   ==========

     On July 14, 2000, a subsidiary of the Company executed an eight year, $550 million, multi-currency bank credit facility ("the Bank Facility"). The Bank Facility will be applied to the purchase of additional network assets; to construct the Company's proposed hosting centers and city enterprise networks; to pursue business development opportunities in the telecommunications field; and for general corporate purposes in the telecommunications business. Borrowings under the Bank Facility bear interest at LIBOR (for non-Euro dominated borrowings) or EURIBOR (for Euro dominated borrowings) plus additional basis points based on current financial performance. The Company also pays commitment fees on the unused portion of the Bank Facility. In addition, the Bank Facility agreement requires compliance with certain financial covenants, including interest coverage. The outstanding borrowings under the Bank Facility was E100 million as of December 31, 2000. We have reflected the borrowing under the Bank Facility as a long-term debt obligation within our consolidated balance sheet, since any amounts outstanding at a given time will, in effect, continually be re-financed by subsequent borrowings until its maturity. On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the Amended Bank Facility is subject to certain conditions precedent, including the transfer to the borrower of GTS's shares in Golden Telecom and its interest in its Central European division, which conditions the borrower and GTS are in the process of completing. As of March 31, 2001, the borrower had drawn down E200 million of these funds. The borrower will have access to available funding under the Amended Bank Facility at the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April 2001 through January 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple (see Note 2, "Management Plans and Subsequent Events").

     In November 1999, the Company issued E225.0 million aggregate principal amount of 10.50% Senior Notes due December 1, 2006 (the "10.5% Senior Notes due 2006") and E275.0 million aggregate principal amount of 11% Senior Notes due December 1, 2009 (the "11% Senior Notes due 2009"). Interest is payable semiannually in December and June. The 10.5% Senior Notes due 2006 and 11% Senior Notes due 2009 notes were issued pursuant to two indentures with terms that are substantially similar to the indentures governing the 11.5% Senior Notes due 2007, which were issued by the Company in August 1997, and the 10.375% Se-

                         GLOBAL TELESYSTEMS EUROPE B.V.

nior Notes due 2006 and the 10.375% Senior Notes due 2009, which were issued by the Company in January 1999.

     The 11% Senior Notes due 2009 are redeemable in whole or in part, at the Company's option at any time on or after December 1, 2004 at a price ranging from 105.50% to 100.0% of the principal amount, plus accrued and unpaid interest. The Company may also redeem up to 35% of the principal amount of the 11% Senior Notes due 2009 at any time prior to prior to December 1, 2002 at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of public equity offerings of GTS Europe B.V. or strategic equity investments of at least $75.0 million, provided that following such redemption at least 65% of the original principal amount of the 11% Senior Notes due 2009 remains outstanding. The 10.5% Senior Notes due 2006 notes are not so redeemable.

     In January 1999, the Company issued $200 million aggregate principal amount of 10.375% Senior Notes due January 15, 2009 (the "10.375% Senior Notes due 2009") and E85 million aggregate principal amount of Senior Notes due January 15, 2006 (the "10.375% Senior Notes due 2006" and together with the 10.375% Senior Notes due 2009, the "10.375% Senior Notes due 2006 and 2009"). Interest is payable semiannually in January and July, commencing July 15, 1999. The 10.375% Senior Notes due 2009 are redeemable in whole or in part, at our option at any time on or after January 15, 2004 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued and unpaid interest. The 10.375% Senior Notes due 2006 are redeemable in whole or in part, at our option at any time on or after January 15, 2003 at a price ranging from 105.188% to 100.0% of the principal amount, plus accrued unpaid interest. The Company may also redeem up to one-third of the principal amount of the 10.375% Senior Notes due 2006 and 2009 prior to January 15, 2002 at a redemption price equal to 110.375% of the principal amount of the notes so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of one or more public equity offerings of the Company or strategic equity investments of at least $75.0 million, provided, however, that following such redemption, at least two-thirds of the original principal amount of such notes remains outstanding.

     In August 1997, the Company issued $265.0 million aggregate principal amount of senior notes due August 15, 2007 (the "Senior Notes"). The Senior Notes pay interest semiannually in February and August at a rate of 11.5%. Approximately $56.6 million of the net proceeds of the offering of the Senior Notes was initially placed in escrow for the first four semiannual interest payments commencing February 15, 1998. The Company may redeem the Senior Notes, in whole or in part, any time on or after August 15, 2002 at a price ranging from 105.75% to 100.0% of the principal amount, plus accrued and unpaid interest.

     Aggregate maturities of long-term debt of $1,110.3 million, as of December 31, 2000, are subsequent to 2005.

     The Company paid interest of $158.7 million, $60.3 million and $36.0 million in 2000, 1999 and 1998, respectively.

NOTE 8: FOREIGN CURRENCY TRANSACTIONS

     On April 19, 1998, the Company entered into a foreign currency swap transaction agreement (the "Swap") with Rabobank International ("Rabo") in order to minimize the foreign currency exposure resulting from the issuance in August 1997 of $265.0 million aggregate principal amount 11.5% Senior Notes due 2007 (the "Senior Notes"). As of December 31, 1999, the Swap was valued at $11.1 million and was reflected as a non-current asset within our consolidated balance sheet.

     On November 21, 2000, GTS Europe B.V. liquidated the Swap with Rabo for cash proceeds of $62.3 million.

                         GLOBAL TELESYSTEMS EUROPE B.V.

NOTE 9: EMPLOYEE BENEFIT PLANS

     The Company established a defined benefit pension plan in 1995 that covers substantially all of its employees upon twenty-five years of age and at least one year of service. The benefits are based on years of service and the employee's compensation. The Company has entered into an arrangement, an investment contract, with an insurance company for the provision of a group insurance policy ("the Policy"). Premium payments for the Policy are partly paid by the employee, based on specified terms that reflect the employee's annual salary, with the remaining premium paid by the employer. The Company's pension costs for 2000, 1999 and 1998 were $0.5 million, $1.8 million and $1.0 million, respectively.

     The Company maintains the Stock Option Plan, with the maximum number of shares of common stock available for grant under the Stock Option Plan of 24,760. All options granted under the Stock Option Plan were at exercise prices that were at least equal to the fair market value of common stock at the date of grant. Generally, all options granted under the Stock Option Plan vest over a three-year period from the date of grant and expire ten years from the date of grant. As of September 30, 2000, the Company ceased to have any unexercised options outstanding and the Company does not currently plan to issue new stock option grants.

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company would have recognized $0.1 million and $0.2 million of additional expenses for the years ended December 31, 1999 and 1998, respectively.

     Additional information with respect to stock option activity is summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                        2000                 1999
                                                 ------------------   ------------------
                                                          WEIGHTED             WEIGHTED
                                                           AVERAGE              AVERAGE
                                                          EXERCISE             EXERCISE
                                                 SHARES     PRICE     SHARES     PRICE
                                                 ------   ---------   ------   ---------
Outstanding at beginning of year...............    318    $2,887.62    3,918   $  815.68
Options granted................................     --           --       --          --
Options exercised..............................   (318)    2,887.62   (3,600)     632.46
Options canceled or expired....................     --           --       --          --
                                                  ----    ---------   ------   ---------
Outstanding at end of year.....................     --           --      318    2,887.62
                                                  ====    =========   ======   =========
Options exercisable at year end................     --           --       --          --

     As of December 31, 2000, no stock options were outstanding.

NOTE 10: INCOME TAXES

     The components of income/(loss) before income taxes were as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      ---------   --------   --------
Pretax income (loss):
  Domestic (the Netherlands)........................  $(272,118)  $(12,323)  $(32,617)
  Foreign...........................................     51,187     52,154    (13,975)
                                                      ---------   --------   --------
                                                      $(220,931)  $ 39,831   $(46,592)
                                                      =========   ========   ========

                         GLOBAL TELESYSTEMS EUROPE B.V.

     For the years ended December 31, 2000, 1999 and 1998, the Company recorded $4.9 million, $10.8 million, and $2.3 million respectively, in income tax expense that related exclusively to its current provision for foreign taxes.

     The Company paid income taxes of $0.9 million, $2.7 million and $2.8 million in 2000, 1999 and 1998, respectively.

     A deferred tax asset is recorded on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 53,552   $ 29,000
                                                              --------   --------
          Total deferred tax asset..........................    53,552     29,000
  Less: valuation allowance.................................   (53,552)   (29,000)
                                                              --------   --------
          Total.............................................  $     --   $     --
                                                              ========   ========

     As of December 31, 2000, the Company had net operating loss carry forwards for Belgian, Dutch and Irish income tax purposes of approximately $330.7 million, which are recoverable from profits for an unlimited period of time.

NOTE 11: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has various operating leases for office space, equipment and car rental. The obligations extend through 2022. Beginning in 2002, certain of the leases have options to cancel upon payment of certain penalties.

     Rental expense aggregated approximately $5.9 million, $3.3 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

CAPITAL LEASES

     Assets and liabilities under capital leases are included in the consolidated balance sheets as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Telecommunications equipment................................  $413,686   $295,732
Less: accumulated amortization..............................    54,204     30,839
                                                              --------   --------
                                                              $359,482   $264,893
                                                              ========   ========

                         GLOBAL TELESYSTEMS EUROPE B.V.

     Future minimum payments, by year and in the aggregate, under the capital leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000 were as follows (in thousands):

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                              ---------   ---------
December 31, 2001...........................................  $  41,111    $ 5,365
  2002......................................................     42,758      4,827
  2003......................................................     43,304      4,113
  2004......................................................     43,614      3,432
  2005......................................................     44,537      2,624
Thereafter..................................................    337,356      8,675
                                                              ---------    -------
          Total minimum lease payments......................    552,680    $29,136
                                                                           =======
Less amount representing interest...........................   (273,597)
                                                              ---------
Present value of net minimum lease payments.................    279,083
Less current portion of capital lease obligations...........    (22,489)
                                                              ---------
Long-term portion of capital lease obligations..............  $ 256,594
                                                              =========

OTHER COMMITMENTS AND CONTINGENCIES

     The Company has future purchase commitments amounting to $54.0 million as of December 31, 2000.

MAJOR CUSTOMERS

     There were no major customers in 2000 or in 1999. In 1998, the Company had two major customers, representing $9.5 million and $9.3 million or 11.1% and 10.9% of revenue, respectively.

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

NOTE 12: RELATED PARTY TRANSACTIONS

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

     Pursuant to this agreement and effective October 15, 1999, GTS exchanged 5,985,930 of its common shares for 6,565 of the Company's common shares. This transaction resulted in aggregate purchase consideration of approximately $134.2 million and as a result the Company reflected incremental goodwill of approximately $133.0 million. In addition, on July 26, 2000, GTS exchanged 3,166,528 of its common shares

                         GLOBAL TELESYSTEMS EUROPE B.V.

for 3,283 of the Company's common shares with the minority interest holders of the Company, who were grantees of the Company's stock options. The July 26, 2000 exchange of GTS common shares was based on the fair market value of the Company as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which was recorded in July 2000.

     In September 2000, the remaining 318 options of the Company were exercised. As a result of this transaction, as of September 2000, 99.8% of the outstanding common shares of the Company are owned by GTS. GTS is obligated to exchange its common stock for the remaining 318 shares of the Company's stock during 2001.

     In January 1999, a subsidiary of GTS entered into an agreement with FLAG Telecom, to establish a 50/50 joint venture, called FLAG Atlantic Limited, to build and operate the world's first transatlantic dual cable system designed to carry voice, high-speed data and video traffic. On October 13, 1999, GTS announced that it has committed to purchase one dedicated fiber pair from FLAG Atlantic Limited. In December 1999, the Company purchased the dedicated fiber pair from GTS for $250 million. In connection with this purchase in December 1999, GTS made an equity contribution of $50 million to the Company. These transactions have been recorded on a net basis. On October 31, 2000, GTS announced that it has reached an agreement to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture.

     In June 1999, GTS Carrier Services, Inc. acquired SNCB/NMBS' ownership interest of 13,610 common shares in the Company for approximately $101.3 million. In October 1998, GTS Carrier Services, Inc. acquired AB Swed Carrier's ownership interest of 6,551 common shares in the Company for approximately $5.8 million. In connection with these purchases, GTS Carriers Services, Inc. paid approximately $10.0 million to a company that was affiliated with a board member for negotiating with AB Swed Carrier and SNCB/ NMBS on behalf of GTS Carrier Services, Inc. to purchase their respective ownership interest in the Company.

     Included in revenue for the years ended December 31, 2000, 1999 and 1998, respectively, is $68.1 million, $28.2 million and $0.9 million of revenue from GTS affiliates. Costs of revenue from GTS affiliates were $24.6 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively. There was no cost of revenue from affiliates in 1998.

     As part of the restructuring of GTS's Espirit subsidiary, the Company will transfer certain subsidiaries providing voice services to a new unaffiliated company.

                  REPORT OF ERNST & YOUNG INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND THE SHAREHOLDERS OF
GLOBAL TELESYSTEMS EUROPE B.V.

     We have audited the accompanying consolidated balance sheets of Global TeleSystems Europe B.V. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems Europe B.V. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, represent fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG

London, England
April 5, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF SUPERVISORY DIRECTORS AND THE BOARD OF MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Our general affairs and business and the executive board which manages the company (the "Board of Managing Directors") (Directie) are supervised by a board appointed by the general meeting of shareholders (the "Board of Supervisory Directors") (Raad van Commissarissen).

     Under the law of the Netherlands, a member of the Board of Supervisory Directors of a company cannot be a member of the Board of Managing Directors of the same company. The members of the Board of Supervisory Directors are appointed by the general meeting of shareholders. The Board of Supervisory Directors elects a chairman from among its members. The Board of Supervisory Directors meets at least four times a year and also upon the request of its chairman or the Board of Managing Directors. Pursuant to the Articles of Association of the Company, Supervisory Directors may be suspended or dismissed by the general meeting of shareholders. The remuneration or compensation of the Supervisory Directors is determined by the general meeting of shareholders.

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

     The Members of the Board of Supervisory Directors and the Board of Managing Directors and executive officers and their respective ages as of December 31, 2000 and positions are set forth below.

BOARD OF SUPERVISORY DIRECTORS

                                                PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                ---       --------------------------------------------------
Robert J. Amman...................  63    Mr. Amman was elected Chairman of the Board of Directors
                                          and Chief Executive Officer of GTS in September 2000. Mr.
                                          Amman was initially elected to GTS's Board of Directors in
                                          May 1998 and was appointed President of GTS in March 1999.
                                          Mr. Amman was Chairman, President and Chief Executive
                                          Officer of John H. Harland Company, a printing firm, from
                                          1995 to 1998. Previously, from 1994 to 1995, he served as
                                          Vice Chairman of First Financial Management Corporation,
                                          where he was responsible for the merchant services
                                          businesses consisting of Western Union, NaBanco,
                                          Telecheck, Nationwide Credit and International Banking
                                          Technologies. From 1988 to 1994, Mr. Amman served as
                                          President and Chief Executive Officer of Western Union
                                          Corporation, where he oversaw the transformation of the
                                          firm from a telecommunications to a financial services
                                          company. Mr. Amman is a member of the Executive Committee
                                          of the Board of Directors.
Grier C. Raclin...................  48    Mr. Raclin joined GTS as its Senior Vice President and
                                          General Counsel in September, 1997, and was elected
                                          Corporate Secretary of the Company in December 1997. In
                                          March 1999, Mr. Raclin was elected Senior Vice
                                          President -- External Affairs, General Counsel and
                                          Corporate Secretary. In October 2000, he was appointed an
                                          Executive Vice President and was named Chief
                                          Administrative Officer. Prior to joining GTS, Mr. Raclin
                                          served as Vice-Chairman and a Managing Partner of the
                                          Washington, D.C. office of Gardner, Carton & Douglas, a
                                          250-attorney, corporate law firm based in Chicago,
                                          Illinois, where his practice was concentrated in the area
                                          of international telecommunications. Mr. Raclin received
                                          his undergraduate and law degrees from Northwestern
                                          University and attended the University of Chicago School
                                          of Business Executive Program.

BOARD OF MANAGING DIRECTORS AND EXECUTIVE OFFICER

                                                PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                ---       --------------------------------------------------
Duncan Lewis......................  49    Mr. Lewis is a member of the Company's Board of Managing
                                          Directors. Mr. Lewis joined GTS in January 2001 as
                                          President and Chief Operating Officer, overseeing the day
                                          to day operations of the Company. He has more than 20
                                          years experience in senior positions in the global data
                                          and telecommunications industry. Prior to joining GTS, Mr.
                                          Lewis was Managing Director and Chief Corporate
                                          Development Officer of Equant NV. Prior to Equant, Mr.
                                          Lewis' senior positions included: Chief Executive Officer,
                                          Mercury Communications; Managing Director, Cable and
                                          Wireless Europe, and Business Networks; and Chief
                                          Executive Officer, Granada Media. He has also held various senior positions at British Telecommunications, including
                                          Director -- Procurement, Strategy and Network Services.

                                                PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT AND
NAME                                AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                ---       --------------------------------------------------
Jeffrey H. Von Deylen.............  37    Mr. Von Deylen is the Company's Chief Financial Officer.
                                          Mr. Von Deylen joined GTS as Senior Vice President,
                                          Finance in October 1999. Prior to his appointment, Mr. Von
                                          Deylen was Vice President, Corporate Controller at Qwest
                                          Communications International, Inc. He was with Qwest and
                                          LCI International, which Qwest acquired in 1998, for six
                                          years. Before his tenure at Qwest and LCI, Mr. Von Deylen
                                          was with Arthur Andersen, the auditing firm.
Stephen B. Baus...................  35    Mr. Baus is a member of the Company's Board of Managing
                                          Directors and is Senior Vice President, Strategic
                                          Development and Operations of GTS. Before joining GTS in
                                          1995, Mr. Baus worked as a management consultant at
                                          PricewaterhouseCoopers. Mr. Baus received an MBA from The
                                          Wharton School at The University of Pennsylvania and an
                                          undergraduate degree in International Political Economy
                                          from the University of California, Berkeley.
Maurice Woolf.....................  31    Mr. Woolf is a member of the Company's Board of Managing
                                          Directors. He is Senior Vice President and Deputy General
                                          Counsel of the Company. Mr. Woolf joined GTS in February
                                          1996 as legal counsel, based in Brussels. Previously, he
                                          was employed by the London law firm, Denton Hall. Mr.
                                          Woolf has a degree in Law from King's College, University
                                          of London and is a qualified solicitor.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors on the Board of Supervising Directors and the Board of Managing Directors receive no fees from the Company for serving as directors.

EXECUTIVE COMPENSATION

     Except for Mr. Amman, the above-named persons were not executive officers as of December 31, 2000. The following table sets forth each component of compensation paid or awarded to, or earned by, Mr. Amman for the years indicated. The compensation disclosed relates solely to that earned while serving as Chief Executive Officer and as President and Chief Operating Officer of GTS.

                                                                                          LONG-TERM
                                                                                     COMPENSATION AWARDS
                                                   ANNUAL COMPENSATION            -------------------------
                                          -------------------------------------   RESTRICTED    SECURITIES
                                                                   OTHER ANNUAL     STOCK       UNDERLYING     ALL OTHER
                                            SALARY       BONUS     COMPENSATION    AWARD(S)     OPTIONS/SAR   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      ($)          ($)          ($)           ($)            (#)          ($)(5)
---------------------------        ----   ----------    --------   ------------   ----------    -----------   ------------
Robert Amman.....................  2000   $  487,500    $403,250     $275,908(2)  $  588,759(3)  2,346,667(4)   $ 5,874
  Chairman, President and Chief    1999   $  312,307     213,552      148,781(2)                 1,050,000(4)     5,532
  Executive Officer of GTS(1)

---------------

 (1) Mr. Amman was President and Chief Operating Officer of GTS until September 2000 when he was elected Chairman and Chief Executive Officer of GTS.

 (2) Mr. Amman resides in a company apartment for which the company paid the equivalent of $227,760 and $147,420 per year in rent in 2000 and 1999, respectively.

 (3) Mr. Amman received 300,000 shares of GTS common stock in restricted stock awards in 2000, respectively. The dollar amount represents the quantity of shares of restricted stock granted on

     October 27, 2000 when the closing price of the Company's common stock on the New York Stock Exchange was $2.0625. The restrictions on the 2000 restricted stock awards will lapse on January 1, 2002.

 (4) Shares of common stock underlying stock options awarded under the Stock Option Plan.

 (5) Amounts disclosed hereunder represent premiums paid by GTS for $1 million in group term life insurance for Mr. Amman and contributions by GTS under the GTS 401(k) Plan to his account. GTS paid 401(k) Plan contributions of $4,250 in 2000 and $4,000 was paid in 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock option grants to Mr. Amman under the GTS Stock Option Plan

                                                   % OF TOTAL
                                      NUMBER OF      OPTIONS
                                      SECURITIES   GRANTED TO
                                      UNDERLYING    EMPLOYEES    EXERCISE OR                 GRANT DATE
                                       OPTIONS      IN FISCAL        BASE       EXPIRATION     PRESENT
NAME                                  GRANTED(#)      YEAR       PRICE($/SH.)      DATE      VALUE($)(4)
----                                  ----------   -----------   ------------   ----------   -----------
Robert Amman........................    100,000(1)    0.2%          $ 9.63        5/23/10    $  532,000
                                        450,000(2)    1.1%           10.50        5/31/10     2,605,500
                                        700,000(3)    1.7%            2.00       10/28/10       770,000
                                      1,096,667(3)    2.7%            0.38       12/22/10       230,300

---------------

(1) These options are 100% vested after eighteen months.

(2) These options vest over a three-year term, 33% after one year and one thirty-sixth every month thereafter.

(3) These options vest over an eighteen month term, 33% after six months, another 33% six months later, with the remaining options vesting after the following six month period.

(4) The present value of each grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, expected life of two years, risk free interest rates between 5.10% and 6.83% and expected volatility of 100%.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on the number and value of GTS stock options exercised by Mr. Amman, the number of options under the Stock Option Plan held by him at December 31, 2000, and the value of all unexercised options held by him as of that date.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                           SHARES                       OPTIONS AT FY-END(#)         OPTIONS AT FY-END($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -----------   -----------   -------------   -----------   -------------
Robert Amman...........      --            --           299,169      3,142,498         $0          $474,308

---------------

(1) Based on the closing price of $0.8125 on the New York Stock Exchange of the Common Stock on December 31, 2000.

KEY EMPLOYEE STOCK OPTION PLAN OF GLOBAL TELESYSTEMS EUROPE B.V.

     We have adopted the Key Employee Stock Option Plan of GTS Europe (the "New Plan"). Under the New Plan certain employees of GTS Europe will be granted stock options to purchase its common stock. Subject to adjustment in the event of certain changes in capitalization, a maximum of 24,760 shares of GTS Europe common stock are authorized for grant under the New Plan. As of September 30, 2000, the Company ceased to have any unexercised options outstanding and the Company does not currently plan to issue new stock option grants.

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

PENSION PLAN

     In 1995, we established a defined benefit pension plan (the "Pension Plan") that covers substantially all of its employees that are at least twenty-five years of age and have at least one year of service. The benefits are based on years of service and the employee's compensation at retirement. Each participant in the Pension Plan will receive a lump sum at retirement equal to 450% of final annual salary up to a specified ceiling which changes every year (in 1998 the ceiling was BF1,352,000) plus 910% of the excess multiplied by the years of service divided by 35. The maximum years of service taken into account under the formula is 35. The normal retirement age is 60. We have entered into an agreement with an insurance company for the provision of a group insurance policy (the "Policy"). Premium payments for the Policy are partly paid by the employee based on specified terms that consider the employee's annual salary, with the remaining premium paid by us. Premiums are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. (See Note 9 to the Notes to Consolidated Financial Statements). Upon termination of employment prior to retirement age, employer contributions cease and the participant may decide to receive the cash surrender value of the policy, to continue paying premiums or cease paying premiums but in either case maintaining the policy which is paid out according to its terms.

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

The above pension benefits are based on the following formula: (260% S1 + 910%
S2) (LOGO) N/35

S      =   annual salary
S1     =   S up to the "ceiling"
S2     =   S above the "ceiling"
N      =   years of service up to a maximum of 35

For purposes of this calculation, the "ceiling" is U.S. $42,200.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common shares of GTS Europe, as of December 31, 2000 by each beneficial owner of 5% or more of the common shares and by directors and officers of GTS Europe. For the purpose of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days after such date, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                                 SHARES OF STOCK
                                                                BENEFICIALLY OWNED
                                                              ----------------------
                                                              NUMBER OF
NAME OF BENEFICIAL OWNER                                       SHARES     PERCENTAGE
------------------------                                      ---------   ----------
Global TeleSystems, Inc. ...................................   200,316       99.8%
Steve Andrews(1)............................................       318          *
                                                               -------
          Total of above....................................   200,634
                                                               =======

---------------

 *  Less than 1%.

(1) Steve Andrews was a former employee who exercised his remaining option in the Company in September 2000. GTS is obligated to exchange its common stock for the outstanding common shares by Mr. Andrews in 2001. The Company does not intend to grant additional options to purchase common shares of the Company. See "Management -- Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXCHANGE AGREEMENT WITH EMPLOYEE'S FOR GTS SECURITIES

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

     Pursuant to this agreement and effective October 15, 1999, GTS exchanged 5,985,930 of its common shares for 6,565 of the Company's common shares. This transaction resulted in aggregate purchase consideration of approximately $134.2 million and as a result the Company reflected incremental goodwill of approximately $133.0 million. In addition, on July 26, 2000, GTS exchanged 3,166,528 of its common shares for 3,283 of the Company's common shares with the minority interest holders of the Company, who were grantees of the Company's stock options. The July 26, 2000 exchange of GTS common shares was based on the fair market value of the Company as of the date of the exchange, and the transaction resulted in excess purchase price over the fair value of assets acquired of approximately $37.2 million, which was recorded in July 2000.

     In September 2000, the remaining 318 options of the Company were exercised. As a result of this transaction, as of September 2000, 99.8% of the outstanding common shares of the Company are owned by GTS. GTS is obligated to exchange its common stock for the remaining 318 shares of the Company's stock during 2001.

PURCHASE OF TRANSATLANTIC FIBER CAPACITY

     In January 1999, a subsidiary of GTS entered into an agreement with FLAG Telecom, to establish a 50/50 joint venture, called FLAG Atlantic Limited, to build and operate the world's first transatlantic dual cable system designed to carry voice, high-speed data and video traffic. On October 13, 1999, GTS announced that it has committed to purchase one dedicated fiber pair from FLAG Atlantic Limited. In December 1999, the Company purchased the dedicated fiber pair from GTS for $250 million. In connection with this purchase in December 1999, GTS made an equity contribution of $50 million to the Company. These transactions have been recorded on a net basis. On October 31, 2000, GTS announced that it has reached an agreement to sell its 50% equity interest in FLAG Atlantic Limited to FLAG Telecom while retaining ownership over certain infrastructure, including the dedicated fiber pair on the FLAG Atlantic-1 transatlantic link, previously purchased from the joint venture.

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

TRANSACTIONS WITH AFFILIATED COMPANIES

     Included in revenue for the years ended December 31, 2000, 1999 and 1998, respectively, is $68.1 million, $28.2 million and $0.9 million of revenue from GTS affiliates. Costs of revenue from GTS affiliates were $24.6 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively. There was no cost of revenue from GTS affiliates in 1998.

     See Item 1 -- "Business -- Recent Developments" for a description of certain transactions which are contemplated among the Company, GTS and Esprit.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

          1  Consolidated Financial Statements

          The following consolidated financial statements of GTS Europe B.V. are included in Part II, Item 8 of this report:

        - Report of Ernst & Young, Independent Auditors

        - Consolidated Balance Sheets as of December 31, 2000 and 1999

        - Consolidated Statements of Operations for each of the Three Years Ended December 31, 2000

        - Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 2000

        - Consolidated Statements of Changes in Stockholders' Equity for each of the Three Years Ended December 31, 2000

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

     b) Reports on Form 8-K

     DATE OF REPORT                           SUBJECT OF REPORT
     --------------                           -----------------
                         None.


     c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Deed of Incorporation and Articles of Association, as
                            amended to date
          4.1*           -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.2*           -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.3*           -- Indenture, dated August 19, 1998, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
          4.4*           -- Registration Rights Agreement, dated August 19, 1998,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
          4.5*           -- Escrow Agreement, dated August 19, 1998, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
          4.6***         -- Form of Outstanding Dollar Note for the Registrant's
                            10 3/8% Senior Notes due 2009 (contained in Dollar
                            Indenture filed as Exhibit 4.10)
          4.7***         -- Form of Outstanding Euro Note for the Registrant's
                            10 3/8% Senior Notes due 2006 (contained in Euro
                            Indenture filed as Exhibit 4.11)
          4.8***         -- Form of Dollar Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2009 (contained in Dollar Indenture
                            filed as Exhibit 4.10)
          4.9***         -- Form of Euro Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2006 (contained in Euro Indenture filed
                            as Exhibit 4.11)
          4.10***        -- Dollar Indenture, dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York of New York, as
                            Trustee
          4.11***        -- Euro Indenture dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York, as Trustee
          4.12***        -- Dollar Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.13***        -- Euro Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.14****       -- Form of Outstanding Note for the Registrant's 10 1/2%
                            Senior Notes due 2006 (contained in Indenture filed as
                            Exhibit 4.18)
          4.15****       -- Form of Outstanding Note for the Registrant's 11% Senior
                            Notes due 2009 (contained in Indenture filed as Exhibit
                            4.19)
          4.16****       -- Form of Exchange Note for the Registrant's 10 1/2% Senior
                            Notes due 2006 (contained in Indenture filed as Exhibit
                            4.18)
          4.17****       -- Form of Exchange Note for the Registrant's 11% Senior
                            Notes due 2009 (contained in Indenture filed as Exhibit
                            4.19)
          4.18****       -- Indenture relating to the 10 1/2% Senior Notes due 2006, dated as of November 24, 1999, between the Company and
                            United States Trust Company of New York, as Trustee

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          4.19****       -- Indenture relating to the 11% Senior Notes due 2009,
                            dated as of November 24, 1999, between the Company and
                            United States Trust Company of New York, as Trustee
          4.20****       -- Registration Rights Agreement, dated as of November 24,
                            1999, between the Company and Initial Purchases
         10.1*           -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier
         10.2            -- [Reserved]
         10.3            -- [Reserved]
         10.4            -- [Reserved]
         10.5            -- [Reserved]
         10.6            -- [Reserved]
         10.7*           -- License, dated December 18, 1997, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
         10.8*           -- Registration, dated July 26, 1997, granted by IBPT
                            relating to Belgium
         10.9*           -- Authorization Letter, dated August 1, 1997, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
         10.10*          -- License, dated May 28, 1998, granted by BMPT relating to
                            Germany
         10.11*+         -- Agreement, dated April 1, 1998, between Eastern Group
                            Telecoms Limited and the Company
         10.12*+         -- Agreement, dated January 16, 1998, between SNCB/NMBS and the Company
         10.13*+         -- Agreement, dated February 3, 1998, between SANEF and the
                            Company
         10.14**         -- License, dated October 22, 1998 granted by the Secretary of State of Industry relating to France
         10.15**         -- Authorization Letter, dated March 16, 1999, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.
         10.16**+        -- Fiber Agreement, dated September 24, 1998
         10.17**+        -- Fiber Agreement, dated October 8, 1998
         10.18**+        -- Fiber Agreement, dated December 15, 1998
         10.19***+       -- Agreement, dated November 24, 1998 between COLT and
                            Hermes Railtel
         10.20***+       -- Authorization Letter, dated March 16, 1999, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland
         10.21***+       -- Agreement dated April 3, 1999 between AT&T Unisource and
                            Hermes Railtel
         10.22***+       -- Agreement dated November 3, 1999 between Cable & Wireless and Hermes Railtel
         21.1*****       -- List of Subsidiaries
         24.1*****       -- Power of Attorney (included on signature page to this
                            report)

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         99.1******      -- Share Purchase Agreement dated April 2, 2001 among the
                            Global TeleSystems, Inc., as seller, and Alfa Bank
                            Holdings, Capital Global, Cavendish Nominees Limited,
                            First NIS Regional Fund. SICAV, as purchasers.
         99.2*******     -- Form of Lock-Up Agreement dated as of March 27, 2001
                            between Global TeleSystems, Inc., Global TeleSystem
                            (Europe) Limited and the Bondholder Group, and Summary of
                            Terms thereto.
         99.3*******     -- Supplemental Agreement dated April 6, 2001 relating to
                            the Facilities of up to US $550,000,000 (to be reduced to
                            E300,000,000) among Global TeleSystems Europe Holdings
                            B.V., Bank of America International Limited, Deutsche
                            Bank AG London and Dresdner AG London Branch, with Form
                            of Amended an Restated Loan Agreement for E300,000,000
                            Revolving Credit Facility with a Term Out Option.

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

  ***** Filed herewith.

 ****** Incorporated by reference to Exhibit 99.1 to the Schedule 13D/A
        (Amendment No. 1) Regarding Golden Telecom, Inc. filed by Global TeleSystems, Inc. with the SEC on April 5, 2001.

******* Incorporated by reference to the correpondingly numbered exhibit to Global TeleSystems, Inc.'s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on April 13, 2001.

       + Confidential material has been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hoeilaart, Belgium, on this 16th day of April, 2001.

                                            GLOBAL TELESYSTEMS EUROPE B.V.

                                            By:     /s/ ROBERT J. AMMAN
                                              ----------------------------------
                                                       Robert J. Amman
                                               President and Managing Director
                                                (Principal Executive Officer)

     Each person whose signature appears below constitutes and appoints, Jeffrey
H. Von Deylen, Grier C. Raclin and Arnold Y. Dean and each of them singly, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of April, 2001.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ ROBERT J. AMMAN                        President and Managing Director (Principal
-----------------------------------------------------         Executive Officer) and Chairman of
                  (Robert J. Amman)                           Supervisory Board

              /s/ JEFFREY H. VON DEYLEN                     Chief Financial Officer (Principal Financial
-----------------------------------------------------         and Accounting Officer)
               (Jeffrey H. Von Deylen)

                  /s/ DUNCAN LEWIS                          Member of Board of Managing Directors
-----------------------------------------------------
                   (Duncan Lewis)

                 /s/ STEPHEN B. BAUS                        Member of Board of Managing Directors
-----------------------------------------------------
                  (Stephen B. Baus)

                  /s/ MAURICE WOOLF                         Member of Board of Managing Directors
-----------------------------------------------------
                   (Maurice Woolf)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                                  COL. B               COL. C               COL. D        COL. E
------                                ----------    ------------------------    ----------    ----------
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION                           OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                           ----------    ----------    ----------    ----------    ----------
Allowance for doubtful accounts at
  12/31/00..........................    4,876         17,680(1)                                 22,556
Allowance for doubtful accounts at
  12/31/99..........................      887          3,989                                     4,876
Allowance for doubtful accounts at
  12/31/98..........................      -0-            887                                       887

---------------

(1) As discussed within Part 2, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," the Company experienced an increase in bad debt expenses in the fourth quarter 2000 as a result of the failure of several customers during fourth quarter 2000 and first quarter 2001.

                               INDEX TO EXHIBITS

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Deed of Incorporation and Articles of Association, as
                            amended to date
          4.1*           -- Form of Outstanding Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.2*           -- Form of Exchange Note (contained in Indenture filed as
                            Exhibit 4.3)
          4.3*           -- Indenture, dated August 19, 1998, among the Company,
                            Global TeleSystems Group, Inc. and The Bank of New York,
                            as Trustee
          4.4*           -- Registration Rights Agreement, dated August 19, 1998,
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, UBS Securities LLC and Lehman
                            Brothers Inc.
          4.5*           -- Escrow Agreement, dated August 19, 1998, among the
                            Company and The Bank of New York, as Trustee and as
                            Escrow Agent
          4.6***         -- Form of Outstanding Dollar Note for the Registrant's
                            10 3/8% Senior Notes due 2009 (contained in Dollar
                            Indenture filed as Exhibit 4.10)
          4.7***         -- Form of Outstanding Euro Note for the Registrant's
                            10 3/8% Senior Notes due 2006 (contained in Euro
                            Indenture filed as Exhibit 4.11)
          4.8***         -- Form of Dollar Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2009 (contained in Dollar Indenture
                            filed as Exhibit 4.10)
          4.9***         -- Form of Euro Exchange Note for the Registrant's 10 3/8%
                            Senior Notes due 2006 (contained in Euro Indenture filed
                            as Exhibit 4.11)
          4.10***        -- Dollar Indenture, dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York of New York, as
                            Trustee
          4.11***        -- Euro Indenture dated as of January 4, 1999, between
                            Hermes Railtel and The Bank of New York, as Trustee
          4.12***        -- Dollar Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.13***        -- Euro Registration Rights Agreement, dated as of January
                            4, 1999, between Hermes Railtel and Initial Purchasers
          4.14****       -- Form of Outstanding Note for the Registrant's 10 1/2%
                            Senior Notes due 2006 (contained in Indenture filed as
                            Exhibit 4.18)
          4.15****       -- Form of Outstanding Note for the Registrant's 11% Senior
                            Notes due 2009 (contained in Indenture filed as Exhibit
                            4.19)
          4.16****       -- Form of Exchange Note for the Registrant's 10 1/2% Senior
                            Notes due 2006 (contained in Indenture filed as Exhibit
                            4.18)
          4.17****       -- Form of Exchange Note for the Registrant's 11% Senior
                            Notes due 2009 (contained in Indenture filed as Exhibit
                            4.19)
          4.18****       -- Indenture relating to the 10 1/2% Senior Notes due 2006, dated as of November 24, 1999, between the Company and
                            United States Trust Company of New York, as Trustee
          4.19****       -- Indenture relating to the 11% Senior Notes due 2009,
                            dated as of November 24, 1999, between the Company and
                            United States Trust Company of New York, as Trustee
          4.20****       -- Registration Rights Agreement, dated as of November 24,
                            1999, between the Company and Initial Purchases
         10.1*           -- Shareholders Agreement among the Company, GTS-Hermes
                            Inc., HIT Rail B.V., SNCB/NMBS and AB Swed Carrier

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
         10.2            -- [Reserved]
         10.3            -- [Reserved]
         10.4            -- [Reserved]
         10.5            -- [Reserved]
         10.6            -- [Reserved]
         10.7*           -- License, dated December 18, 1997, granted by the
                            Secretary of State for Trade and Industry relating to the
                            United Kingdom
         10.8*           -- Registration, dated July 26, 1997, granted by IBPT
                            relating to Belgium
         10.9*           -- Authorization Letter, dated August 1, 1997, granted by
                            Hoofdirectie Telecommunicate & Post relating to the
                            Netherlands
         10.10*          -- License, dated May 28, 1998, granted by BMPT relating to
                            Germany
         10.11*+         -- Agreement, dated April 1, 1998, between Eastern Group
                            Telecoms Limited and the Company
         10.12*+         -- Agreement, dated January 16, 1998, between SNCB/NMBS and the Company
         10.13*+         -- Agreement, dated February 3, 1998, between SANEF and the
                            Company
         10.14**         -- License, dated October 22, 1998 granted by the Secretary of State of Industry relating to France
         10.15**         -- Authorization Letter, dated March 16, 1999, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland.
         10.16**+        -- Fiber Agreement, dated September 24, 1998
         10.17**+        -- Fiber Agreement, dated October 8, 1998
         10.18**+        -- Fiber Agreement, dated December 15, 1998
         10.19***+       -- Agreement, dated November 24, 1998 between COLT and
                            Hermes Railtel
         10.20***+       -- Authorization Letter, dated March 16, 1999, granted by
                            the Deputy Director of Federal Communication Office
                            relating to Switzerland
         10.21***+       -- Agreement dated April 3, 1999 between AT&T Unisource and
                            Hermes Railtel
         10.22***+       -- Agreement dated November 3, 1999 between Cable & Wireless and Hermes Railtel
         21.1*****       -- List of Subsidiaries
         24.1*****       -- Power of Attorney (included on signature page to this
                            report)
         99.1******      -- Share Purchase Agreement dated April 2, 2001 among the
                            Global TeleSystems, Inc., as seller, and Alfa Bank
                            Holdings, Capital Global, Cavendish Nominees Limited,
                            First NIS Regional Fund. SICAV, as purchasers.
         99.2*******     -- Form of Lock-Up Agreement dated as of March 27, 2001
                            between Global TeleSystems, Inc., Global TeleSystem
                            (Europe) Limited and the Bondholder Group, and Summary of
                            Terms thereto.
         99.3*******     -- Supplemental Agreement dated April 6, 2001 relating to
                            the Facilities of up to US $550,000,000 (to be reduced to
                            E300,000,000) among Global TeleSystems Europe Holdings
                            B.V., Bank of America International Limited, Deutsche
                            Bank AG London and Dresdner AG London Branch, with Form
                            of Amended an Restated Loan Agreement for E300,000,000
                            Revolving Credit Facility with a Term Out Option.

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

  ***** Filed herewith.

 ****** Incorporated by reference to Exhibit 99.1 to the Schedule 13D/A
        (Amendment No. 1) Regarding Golden Telecom, Inc. filed by Global Telesystems, Inc. with the SEC on April 5, 2001.

******* Incorporated by reference to the correpondingly numbered exhibit to Global TeleSystems, Inc.'s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on April 13, 2001.

       + Confidential material has been redacted and filed separately with the Securities and Exchange Commission.