Form 10-Q
period 2001-03-31
GLOBAL TELESYSTEMS EUROPE B V
filed 2001-05-22
CIK 1047025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

    As of April 30, 2001 there were 200,634 outstanding common shares of the registrant of which 200,316 were held by Global TeleSystems, Inc.

================================================================================

                         GLOBAL TELESYSTEMS EUROPE B.V.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.       FINANCIAL INFORMATION
Item 1        Financial Statements of Global TeleSystems Europe B.V. (unaudited)........
              Condensed Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000.......................................................  3
              Condensed Consolidated Statements of Operations for the Three Months
                Ended March 31, 2001 and 2000...........................................  4
              Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2001 and 2000....................................  5
              Notes to Condensed Consolidated Financial Statements......................  6
              Management's Discussion and Analysis of Financial Condition and
Item 2          Results of Operations................................................... 10
Item 3        Quantitative and Qualitative Disclosures About Market Risk................ 14
PART II.      OTHER INFORMATION
Item 6        Exhibits and Reports on Form 8-K.......................................... 14
Signatures   ........................................................................... 15

                         GLOBAL TELESYSTEMS EUROPE B.V.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    ASSETS

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                    (IN MILLIONS, EXCEPT SHARE DATA)
Current assets
Cash and cash equivalents, including restricted cash............................     Euro    127.2     Euro   160.9
Accounts receivable, net......................................................                72.3             87.8
Due from affiliated companies...................................................             181.9            161.9
Net assets of Business Services business segment................................                 -             10.7
Other current assets............................................................              87.7             97.7
                                                                                     -------------     ------------
          Total Current Assets..................................................             469.1            519.0


Property and equipment, net.....................................................           1,307.2          1,231.3
Other non-current assets, principally goodwill and intangible
  assets, net...................................................................             263.5            286.5
                                                                                     -------------     ------------

          Total Assets..........................................................     Euro  2,039.8     Euro 2,036.8
                                                                                     =============     ============

                                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
 Accounts payable...............................................................     Euro    145.5     Euro   194.5
 Accrued expenses...............................................................              94.0             78.6
 Deferred revenue...............................................................              45.4             50.2
 Due to affiliated companies....................................................              38.3             33.6
 Current portion of capital lease obligations...................................              32.0             23.9
                                                                                     -------------     ------------

          Total Current Liabilities.............................................             355.2            380.8

 Long-term debt.................................................................           1,314.5          1,179.2
 Long-term portion of capital lease obligations.................................             265.4            272.0
 Deferred revenue and other non-current liabilities.............................             192.1            167.9
                                                                                     -------------     ------------

          Total Liabilities.....................................................           2,127.2          1,999.9


Shareholders' (Deficit) Equity
 Common stock, 1000 guilders par value (297,000 shares authorized;
  200,634 shares issued and outstanding at March 31, 2001 and
  December 31, 2000)............................................................              91.7             91.7
 Additional paid-in capital.....................................................             263.1            260.6
 Accumulated other comprehensive loss...........................................              (2.8)            (0.1)
 Accumulated deficit............................................................            (439.4)          (315.3)
                                                                                     -------------     ------------
          Total Shareholders'(Deficit) Equity...................................             (87.4)            36.9
                                                                                     -------------     ------------
          Total Liabilities and Shareholder's (Deficit) Equity..................     Euro  2,039.8     Euro 2,036.8
                                                                                     =============     ============

   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        --------------------------
                                                                            2001           2000
                                                                        -----------     ----------
                                                                          (IN MILLIONS EXCEPT PER
                                                                                SHARE DATA)

Revenues.............................................................  Euro     97.1   Euro    97.5

Operating expenses:
  Access and network services........................................           59.0           27.4
  Selling, general and administrative................................           18.4           13.7
  Depreciation and amortization......................................           43.4           25.4
                                                                       -------------   -------------

Total operating expenses.............................................          120.8            66.5
                                                                       -------------   -------------

(Loss) income from operations........................................          (23.7)           31.0

Other income (expenses):
  Interest expense...................................................          (36.1)          (31.4)
  Interest income....................................................            0.8             1.5
                                                                       -------------   -------------
  Foreign currency losses............................................          (31.6)           (1.4)
                                                                       -------------   -------------
                                                                               (65.6)          (18.8)
                                                                       -------------   -------------

(Loss) income before income taxes ..................................           (89.3)           12.2
Income taxes........................................................             0.8             1.5
                                                                       -------------   -------------
Net loss from continuing operations.................................           (90.1)           10.7

Loss from discontinued operations...................................           (34.0)          (16.3)
                                                                       -------------   -------------

Net loss............................................................   Euro   (124.1)  Euro     (5.6)
                                                                       =============   =============
Loss per share:
  Net (loss) income per share from continuing operations............   Euro  (449.08)  Euro    53.41
  Net loss per share from discontinued operations...................         (169.46)         (81.37)
                                                                       -------------   -------------

Net loss per share..................................................   Euro  (618.54)  Euro   (27.96)
                                                                       =============   =============
Weighted average of common shares outstanding.......................         200,634         200,316
                                                                       =============   =============


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
                                                                                    (IN MILLIONS)
 Net Cash (Used in) Provided by Operating Activities of Continuing
   Operations..............................................................   Euro (51.7)   Euro  40.5

 Cash flow from Investing Activities
   Purchases of property and equipment.....................................        (77.9)        (76.4)
   Other investing activities..............................................         (0.9)          0.6
                                                                              ----------    ----------

     Net Cash used in Investing Activities of Continuing Operations........        (78.8)        (75.8)

 Cash flow from Financing Activities
   Due to affiliated companies, net........................................        (12.8)          4.2
   Repayments of debt......................................................         (2.5)         (5.6)
   Proceeds from debt......................................................        100.0             -
   Payment of debt issue costs.............................................         (0.4)            -
                                                                              ----------    ----------
     Net Cash Provided by (Used in) Financing Activities of
       Continuing Operations...............................................         84.3          (1.4)

 Effect of exchange rate changes on cash and cash equivalents..............         34.8          14.7
 Cash used in discontinued operations......................................        (23.3)        (68.9)
                                                                              ----------    ----------

 Net decrease in cash and cash equivalents.................................        (34.7)        (90.9)
 Cash and cash equivalents at beginning of period..........................        135.4         558.0
                                                                              ----------    ----------
 Cash and Cash Equivalents at End of Period................................   Euro 100.7    Euro 467.1
                                                                              ==========    ==========
 Supplemental Disclosure of Cash Flow Information:

   Capitalization of leases................................................   Euro   4.3    Euro  28.0
                                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS OPERATIONS

    Global TeleSystems Europe B.V. (the "Company"), is a provider of broadband, Internet and data to communication carriers, Internet service providers and other high-usage enterprise customers. As an industry leader in Europe, the Company operates a cross-border fiber-optic network and a Tier-1 IP backbone.

    The Company was formed on July 6, 1993 and is 99.8% owned by GTS Carrier Services, Inc., a wholly owned subsidiary of Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

    Push-Down Accounting

    For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS from 1993 through 2000 of the Company's common shares, which were held by shareholders other than GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect through March 31, 2001 of the allocation of the purchase price paid by GTS has resulted in goodwill of approximately Euro256 million, which is being amortized on a straight-line basis over the estimated useful lives of generally twenty years.

FOURTH QUARTER 2000 BUSINESS RESTRUCTURING INITIATIVES

    In November 2000, GTS announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business, which management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations, which are non-strategic or which are unsustainable as currently constituted and are a drain on the limited financial and other resources of GTS. As a result of this Restructuring, the Company plans to divest its businesses that provide voice and voice-based services ("Business Services") as disclosed in greater detail below. During the first and second quarters of 2001, GTS made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position.

2.  SIGNIFICANT 2001 BUSINESS ACTIVITIES (SUBSEQUENT EVENTS)

    Golden Telecom Divestiture

    On May 10, 2001, GTS transferred all its common shares in Golden Telecom to a subsidiary of the Company pursuant to the terms of the Amended Bank Facility (as defined below). On May 14, 2001, GTS announced that it had closed the sale to a group of buyers of 12.2 million of such common shares of Golden Telecom for approximately Euro142.2 million. Of the Euro142.2 million, approximately Euro79.6 million of cash and a promissory note for approximately Euro62.6 million were received at closing. The promissory note is due to be paid at the end of May 2001. The buyers also have a right to purchase from the subsidiary, during the 60 day period following May 14th, up to an additional Euro28.4 million of Golden Telecom shares at Euro12.51 per share, and, if certain conditions are met, the right to purchase the subsidiary's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of Euro12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date. After the closing discussed above, the subsidiary owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares.

    Business Services Divestiture

    On March 28, 2001, GTS announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately Euro572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS and Company subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS and the Company together will either directly or indirectly own the remaining 10% of this new company. GTS has agreed, upon certain conditions, to provide on or after May 1, 2001 up to Euro 35 million in secured financing for working capital and on or after April 1, 2001 up to Euro 20 million in secured debt financing (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On March 28, 2001, Esprit commenced a consent solicitation to obtain approvals from its noteholders to allow GTS's secured financing to proceed. Esprit obtained the required consents on April 10, 2001, and on that date it entered into supplemental indentures related to the Esprit notes, which will allow such secured financing to proceed.

    As of May 18, 2001, holders representing approximately 70% of the outstanding aggregate principal amount of the Esprit notes had signed a lock-up agreement dated as of March 27, 2001, pursuant to which, among other things, such holders have agreed, subject to certain conditions, to support and act in good faith to ensure approval of and the implementation of the Scheme. Further, on May 18, 2001, Esprit filed an application in the High Court for an order summoning a meeting of noteholders pursuant to Section 425 of the Companies Act to consider the Scheme under that statute. A preliminary hearing has been set for May 24, 2001 to review the application. The application requests that the meeting take place by June 30, 2001. Noteholders approval will be conditional on the High Court sanctioning the Scheme and the occurrence of other administrative events.

    Amended Bank Facility

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. Assuming the satisfaction of certain conditions, the Amended Bank Facility provides up to Euro300 million in available funds, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of March 31, 2001, the subsidiary had drawn down Euro200 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the subsidiary's business plan, from Euro180 million to Euro300 million from April 2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple.

3.  BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2001 may not be indicative of the operating results for the full year.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Change in the Reporting Currency

    The Company changed its reporting currency from U.S. Dollars to Euros ("Euro") effective with this first quarter 2001 Form 10-Q report. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in the Euro or in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the U.S. Dollar to Euro exchange rate in effect for those periods and as such they depict the same trends as the previously issued financial statements in US Dollars.

    Functional Currency

     The functional currency for the Company's legal entities is the currency that most transactions are conducted in for a specific legal entity. The assets and liabilities for the Company's legal entities are translated into the Euro currency using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account within the stockholders' deficit section of the consolidated balance sheets. Foreign currency transaction gains or losses are included in the calculation of net loss.

    Discontinued Operations Presentation

    As previously discussed in Note 2 "Significant 2001 Business Activities (Subsequent Events)", GTS initiated a Restructuring in November 2000, and as a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of GTS's Business Services business operations. The Company has accounted for its disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements", provides that the estimated loss from disposal and operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    The operations of the Company's Business Services business operations have been presented within these financial statements on a discontinued basis and comprise:

                                                                   MARCH 31,           MARCH 31,
                                                                     2001                2000
                                                                 ------------        ------------
                                                                          (IN MILLIONS)
Revenues from the discontinued operations of the Business
  Services business operations................................   Euro    26.0        Euro    24.6
                                                                 ============        ============
Loss from discontinued operations.............................   Euro    (9.4)       Euro   (16.3)
Estimated loss on the divestiture of discontinued operations..          (24.6)                  -
                                                                 ------------        -------------
Loss from  discontinued business operations...................   Euro   (34.0)       Euro   (16.3)
                                                                 ============        ============

        No income taxes arise on either the estimated loss on the divestiture or the losses from the discontinued operations of the Business Services business operations.

    The net assets of the Business Services business operations included within the consolidated balance sheet consist of:

                                                                   MARCH 31,         DECEMBER 31,
                                                                      2001               2000
                                                                 ------------        ------------
                                                                          (IN MILLIONS)
Current assets............................................      Euro     70.0        Euro    62.3
Total assets..............................................               82.6                74.8

Current liabilities.......................................               37.5                41.8
Total liabilities.........................................               58.0                64.1
                                                                -------------        ------------
Net assets of discontinued operations.....................               24.6                10.7
Estimated loss on the divestiture of discontinued
 operations...............................................              (24.6)                  -
                                                                -------------        ------------
Net assets reflected in the Company's consolidated balance
 sheets...................................................      Euro        -        Euro    10.7
                                                                =============        ============

    Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Due to our minimal use of derivatives, the adoption of the new statement did not have a significant effect on our results of operations or financial position.

4.  BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2000 Business Initiatives

    In the fourth quarter 2000, the Company recognized a substantial charge within its Statement of Operations of Euro152.0 million (Euro134.8 million non-cash charge and Euro17.2 million cash charge). The non-cash charge of Euro134.8 million was principally associated with the write-off of impaired goodwill and intangible assets, and the write-off of fixed assets and other non-current assets. Furthermore, the cash charge of Euro17.2 million was principally associated with contract terminations for excess local access transmission capacity and facilities.

    At March 31, 2001, Euro11.0 million remains as an accrual for additional cash payments that the Company expects to pay in 2001.

5.  COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive loss for the Company for the three months ended March 31, 2001 and 2000:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2001            2000
                                                     -----------     ----------
                                                           (IN MILLIONS)
Net loss.........................................    Euro (124.1)    Euro  (5.6)
Other comprehensive loss
  Foreign currency translation adjustments.......           (2.7)          (3.0)
                                                     -----------     ----------

Comprehensive loss...............................    Euro (126.8)    Euro  (8.6)
                                                     ===========     ==========


6.       RELATED PARTY TRANSACTIONS

    The following table reflects the related party revenues and access and network services costs for the periods:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2001            2000
                                                     -----------     ----------
                                                          (IN THOUSANDS)
Related Party Revenues:
  Business Services, discontinued business
    operations...................................    Euro   17.1     Euro  12.6
  GTS affiliates, other than Business Services
    businesses...................................            5.6            3.7
                                                     -----------     ----------
Total Related Party Revenues ....................    Euro   22.7     Euro  16.3
                                                     ===========     ==========


    As a result of the previously discussed Restructuring, the Company expects that its related party revenues will decline in future periods. In addition, the Company had Euro6.0 million and Euro3.8 million of access and network services costs from GTS affiliates, other than Business Services businesses, for the three months ended March 31, 2001 and 2000, respectively.

    As of March 31, 2001 and December 31, 2000, the Company's balance sheet includes net receivables from affiliates of Euro143.6 million and Euro128.3 million, respectively. Pursuant to the Business Services divestiture, certain of these net receivables will be realized by the Company in the second quarter 2001, since the Company will acquire the Ebone related business assets that are currently owned by the Business Services business operations. Furthermore, these Ebone assets will be sold to the Company based on a fair market value appraisal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the Company's financial condition and results of operations for the three months ended March 31, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, GTS announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on GTS's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company and GTS, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's and GTS's markets has intensified. The Company and GTS cannot predict when these conditions will improve. Consequently, GTS determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although GTS and the Company believe they have made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance their liquidity position, the future viability of the Company will depend upon the GTS's ability to complete those aspects of the Restructuring, which will fund GTS's operations through the first quarter of 2002, on the Company's ability to access funding under the Amended Bank Facility and on the ability of the Company to access additional capital to fund its operations after the first quarter of 2002.

    As a result of this Restructuring, the Company plans to divest certain entities that provide voice and voice-based services ("Business Services").

BUSINESS STRATEGY

    The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

     - Our pan-European broadband fiber optic network, which extends approximately 22,000 kilometers, reaching virtually all major European cities, and is the largest such operational network in Europe;

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

     -   Exploit the reach and capacity of our fiber optic network; and

     - Capitalize on the "Ebone" brand name, which we adopted in January 2001 as the brand for our broadband unit.


RESULTS OF OPERATIONS

    Organizational Structure Change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -------------------
                                                               2001         2000
                                                              ------       ------
Revenues                                                       100.0%       100.0%
Access and network services.............................        60.8         28.1
Selling, general and administrative.....................        18.9         14.1
Depreciation and amortization...........................        44.7         26.1
                                                              ------        -----
(Loss) income from operations...........................       (24.4)        31.7

Interest expense........................................       (37.2)       (32.2)
Interest income.........................................         2.2         14.4
Foreign currency gains/(losses).........................       (32.5)        (1.4)
                                                              ------        -----
(Loss) income before income taxes.......................       (91.9)        12.5
Income taxes............................................        (0.9)        (1.5)
                                                              ------        -----
Net (loss) income from continuing operations............       (92.8)        11.0

Net loss from discontinued operations...................        (9.7)       (16.7)
                                                              ------        -----

Net loss................................................      (102.5)%       (5.7)%
                                                              ======        =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

    Revenues. Consolidated revenues decreased to Euro97.1 million for the three months ended March 31, 2001 as compared to Euro97.5 million for the three months ended March 31, 2000. Although the customer base of the Company has increased, revenue decreased slightly as a result of continuing pricing pressures.

    Access and Network Services. Access and network services costs for the three months ended March 31, 2001 increased to Euro59.0 million, or 60.8% of revenues as compared to Euro27.4 million, or 28.1% of revenues for the three months ended March 31, 2000. The increase in access and network services costs as a percentage of revenues in the first quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 increased to Euro18.4 million, or 18.9% of revenues as compared to Euro13.7 million, or 14.1% of revenues for the three months ended March 31, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the Company is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to Euro43.4 million, or 44.7% of revenues for the three months ended March 31, 2001 as compared to Euro25.4 million, or 26.1% of revenues for the three months ended March 31, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Interest Expense. Interest expense increased to approximately Euro36.1 million for the three months ended March 31, 2001 as compared to Euro31.4 million for the three months ended March 31, 2000. This increase in interest expense is attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately Euro2.1 million for the three months ended March 31, 2001 as compared to Euro14.0 million for the three months ended March 31, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of Euro31.6 million in the three months ended March 31, 2001 as compared to a loss of Euro1.4 million in the three months ended March 31, 2000. This increase is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Loss From Discontinued Business Operations. As a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of its Business Services business operations. The Company has accounted for the disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of Euro34.0 million and Euro16.3 million in the first quarters ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between Euro130 million to Euro210 million in cash capital expenditures in 2001 to implement our business plan. This range of cash capital expenditures include the requirements for GTS's Central European business operations, since they will be contributed to the Company by the beginning of third quarter 2001.

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend the bank facility (the "Amended Bank Facility") entered into July 2000 while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to Euro300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. Effectiveness of the Amended Bank Facility is subject to the satisfaction of certain conditions precedent which the subsidiary is in the process of completing. As of March 31, 2001, the subsidiary had drawn down Euro200 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from Euro180 million to Euro300 million from April 2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple.

    Based on the Company's current existing cash balances, projected internally generated funds and available borrowings under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. To address its longer term funding needs, the Company is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise) and there can be no assurance that this objective will be met. Further, as the Company's business strategy evolves, the Company will continuously evaluate its optimal capital structure to ensure that it meets the Company's overall corporate strategy.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility, (2) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets, (3) implement its strategy to become a leading provider of data and IP to corporate businesses,
(4) limit, to the extent possible, price erosion for broadband services, (5) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe and (6) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. The Company continues to evaluate its capital program in light of business requirements, expansion plans and market conditions for acquiring certain assets.

CHANGES IN FINANCIAL CONDITION

    The Company had a positive working capital of Euro113.9 million and Euro138.2 million as of March 31, 2001 and December 31, 2000, respectively. The Company had cash and cash equivalents of Euro100.7 million and Euro135.4 million at March 31, 2001 and December 31, 2000, respectively. The Company had Euro26.5 million and Euro25.5 million of restricted cash at March 31, 2001 and December 31, 2000, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

    During the three months ended March 31, 2001, the Company used Euro51.7 million cash from operating activities compared with providing Euro40.5 million for the comparable period in 2000. Investing activities used cash of Euro78.8 million for the three months ended March 31, 2001 as compared to using cash of Euro75.8 million for the comparable period in 2000.

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


INTRODUCTION OF THE EURO CURRENCY ON OPERATIONS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The only significant change since December 31, 2000 is the previously discussed Amended Bank Facility. The Amended Bank Facility provides up to Euro300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of March 31, 2001, the borrower had drawn down Euro200 million of these funds. The bank facility exposes us to changes in interest and foreign exchange rates.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                                         DESIGNATION        DESCRIPTION
                                         -----------        -----------
                                         None

    B. Reports on Form 8-K

                                         DATE OF REPORT     SUBJECT OF REPORT
                                         --------------     -----------------
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


                                      GLOBAL TELESYSTEMS EUROPE B.V.
                                      (Registrant)


                                      By: /s/ JEFFREY H. VON DEYLEN
                                          -------------------------------------
                                          Name:  Jeffrey H. Von Deylen
                                          Title: Senior Vice President, Finance
                                                 (Principal Accounting Officer)

Date: May 22, 2001