Form 10-Q/A
period 2001-03-31
GLOBAL TELESYSTEMS EUROPE B V
filed 2001-05-23
CIK 1047025

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

                         GLOBAL TELESYSTEMS EUROPE B.V.

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION
  Item 1    Financial Statements of Global TeleSystems Europe B.V.
              (unaudited)
            Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000.....................................
            Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000................
            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000................
            Notes to Condensed Consolidated Financial Statements........     1
  Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     2
  Item 3    Quantitative and Qualitative Disclosures About Market
              Risk......................................................     2
PART II.    OTHER INFORMATION
  Item 6    Exhibits and Reports on Form 8-K............................     3
Signatures..............................................................     4

PART I



ITEM 1. FINANCIAL STATEMENTS OF GLOBAL TELESYSTEMS EUROPE B.V. (UNAUDITED)



     This Item is amended by replacing the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 with the following:


                         GLOBAL TELESYSTEMS EUROPE B.V.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   E   97.1     E   97.5
Operating expenses:
  Access and network services...............................       59.0         27.4
  Selling, general and administrative.......................       18.4         13.7
  Depreciation and amortization.............................       43.4         25.4
                                                               --------     --------
          Total operating expenses..........................      120.8         66.5
                                                               --------     --------
(Loss) income from operations...............................      (23.7)        31.0
Other income (expenses):
  Interest expense..........................................      (36.1)       (31.4)
  Interest income...........................................        2.1         14.0
  Foreign currency losses...................................      (31.6)        (1.4)
                                                               --------     --------
                                                                  (65.6)       (18.8)
                                                               --------     --------
(Loss) income before income taxes...........................      (89.3)        12.2
Income taxes................................................        0.8          1.5
                                                               --------     --------
Net loss from continuing operations.........................      (90.1)        10.7
Loss from discontinued operations...........................      (34.0)       (16.3)
                                                               --------     --------
Net loss....................................................   E (124.1)    E   (5.6)
                                                               ========     ========
Loss per share:
  Net (loss) income per share from continuing operations....   E(449.08)    E  53.41
  Net loss per share from discontinued operations...........    (169.46)      (81.37)
                                                               --------     --------
  Net loss per share........................................   E(618.54)    E (27.96)
                                                               ========     ========
Weighted average of common shares outstanding...............    200,634      200,316
                                                               ========     ========


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The response to this Item is not amended hereby.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.



     The response to this Item is not amended hereby.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     The response to this Item is not amended hereby.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date: May 23, 2001