Form 10-Q
period 2001-06-30
GLOBAL TELESYSTEMS EUROPE B V
filed 2001-08-14
CIK 1047025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of July 31, 2001 there were 200,634 outstanding common shares of the registrant of which 200,316 were held by Global TeleSystems, Inc.








================================================================================

                         GLOBAL TELESYSTEMS EUROPE B.V.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
    PART I.       FINANCIAL INFORMATION

    Item 1        Financial Statements of Global TeleSystems Europe B.V. (unaudited)
                  Condensed Consolidated Balance Sheets as of June 30, 2001 and
                       December 31, 2000.............................................       3
                  Condensed Consolidated Statements of Operations for the Three and
                       Six Months Ended June 30, 2001 and 2000.......................       4
                  Condensed Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 2001 and 2000...........................       5
                  Notes to Condensed Consolidated Financial Statements...............       6

    Item 2        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.........................................      12

    Item 3        Quantitative and Qualitative Disclosures About Market Risk.........      18

    PART II.      OTHER INFORMATION

    Item 3        Defaults Upon Senior Securities....................................      19

    Item 5        Other Information..................................................      19

    Item 6        Exhibits and Reports on Form 8-K...................................      20

    Signatures   ....................................................................      21

                         GLOBAL TELESYSTEMS EUROPE B.V.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                           JUNE 30,           DECEMBER 31,
                                                                             2001                2000
                                                                          -----------         -----------
                                                                         (IN MILLIONS, EXCEPT SHARE DATA)
                                   ASSETS
  Current assets
  Cash and cash equivalents, including restricted cash...............     E     122.9         E     160.9
  Accounts receivable, net...........................................            70.0                87.8
  Due from affiliated companies......................................            54.0               161.9
  Net assets of Business Services business segment...................             --                 10.7
  Other current assets...............................................           117.7                97.7
                                                                          -----------         -----------
          Total Current Assets.......................................           364.6               519.0

Property and equipment, net..........................................         1,335.3             1,231.3
Other non-current assets
                                                                                342.8               286.5
                                                                          -----------         -----------
          Total Assets...............................................     E   2,042.7         E   2,036.8
                                                                          ===========         ===========

          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
  Accounts payable...................................................           166.3               194.5
  Accrued expenses...................................................           179.5                78.6
  Deferred revenue...................................................            52.0                50.2
  Due to affiliated companies........................................            44.8                33.6
  Current portion of long-term debt and capital lease obligations             1,312.2                23.9
                                                                          -----------         -----------
          Total Current Liabilities..................................         1,754.8               380.8

  Long-term portion of long-term debt and capital lease obligations..           255.8             1,451.2
  Due to parent......................................................            58.5                  --
  Deferred revenue and other non-current liabilities.................           194.1               167.9
                                                                          -----------         -----------
          Total Liabilities..........................................         2,263.2             1,999.9

Shareholders' (Deficit) Equity

 Common stock, 1000 guilders par value (297,000 shares authorized;
  200,634 shares issued and outstanding at June 30, 2001 and
  December 31, 2000).................................................            91.7                91.7

 Additional paid-in capital..........................................           299.0               260.6
 Accumulated other comprehensive income (loss).......................            13.9                (0.1)
 Accumulated deficit.................................................          (625.1)             (315.3)
                                                                          -----------          ----------
          Total Shareholders'(Deficit) Equity........................          (220.5)               36.9
                                                                          -----------         -----------
          Total Liabilities and Shareholders' (Deficit) Equity.......     E   2,042.7         E   2,036.8
                                                                          ===========         ===========

   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                               --------                  --------
                                                           2001          2000         2001          2000
                                                       -----------   -----------  ------------   -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.............................................  E      92.2    E     98.6  E      189.3   E     196.1

Operating expenses:
  Access and network services........................         50.5          27.4         109.5          54.8
  Selling, general and administrative................         24.3          12.6          42.7          26.3
  Depreciation and amortization......................         48.4          28.1          91.8          53.5
  Business disposition and restructuring related
  charges............................................         68.6            --          68.6            --
                                                       -----------    ----------  ------------   -----------
Total operating expenses.............................        191.8          68.1         312.6         134.6
                                                       -----------    ----------  ------------   -----------

(Loss) income from operations........................        (99.6)         30.5        (123.3)         61.5
Other income (expense):
  Interest expense...................................        (43.0)        (32.2)        (79.1)        (63.6)
  Interest income....................................          1.4          14.1           3.6          28.1
  Foreign currency (losses) gains....................        (19.6)          1.9         (51.2)          0.5
  Other expense......................................         (4.9)           --          (4.9)           --
                                                       -----------    ----------  ------------   -----------
                                                             (66.1)        (16.2)       (131.6)        (35.0)
                                                       -----------    ----------  ------------   -----------
(Loss) income before income taxes....................       (165.7)         14.3        (254.9)         26.5
Income taxes.........................................          1.4           0.3           2.1           1.8
                                                       -----------    ----------  ------------   -----------
Net (loss) income from continuing operations.........       (167.1)         14.0        (257.0)         24.7
Loss from discontinued operations....................        (18.8)        (19.6)        (52.8)        (35.9)
                                                       -----------    ----------  ------------   -----------
Net loss.............................................  E    (185.9)   E     (5.6) E     (309.8)   E    (11.2)
                                                       ===========    ==========  ============   ===========

Basic and diluted loss per share:
  Net (loss) income per share from continuing
   operations........................................  E   (832.86)   E    69.89  E  (1,280.94)   E   123.31
  Net loss per share from discontinued operations....       (93.70)       (97.85)      (263.17)      (179.22)
                                                       -----------    ----------  ------------    ----------
  Basic and diluted net loss per share..........       E   (926.56)   E   (27.96) E  (1,544.11)   E   (55.91)
                                                       ===========    ==========  ============    ==========

Weighted average common shares outstanding......           200,634       200,316       200,634       200,316
                                                       ===========    ==========  ============    ==========




   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      -------------------------
                                                                         2001           2000
                                                                      ----------     ----------
                                                                            (IN MILLIONS)
Net Cash (Used in) Provided by Operating Activities of Continuing
  Operations......................................................... E    (57.3)    E    133.9


Cash flow from Investing Activities
  Purchases of property and equipment................................      (98.8)        (196.1)
  Proceeds from disposition of business..............................      143.7             --
  Other investing activities.........................................       (7.5)           0.5
                                                                      ----------     ----------
          Net Cash Provided by (Used in) Investing Activities of
          Continuing Operations......................................       37.4         (195.6)

Cash flow from Financing Activities
  Due to affiliated companies, net...................................     (100.0)         (92.3)
  Repayments of debt.................................................      (61.6)         (11.3)
  Proceeds from debt.................................................      100.0             --
  Payment of debt issue costs........................................       (0.8)            --
                                                                      ----------     ----------
          Net Cash Used in Financing Activities of Continuing
          Operations.................................................      (62.4)        (103.6)

Effect of exchange rate changes on cash and cash equivalents.........       53.3           24.2
Cash Used in discontinued operations.................................      (16.5)        (111.7)
                                                                      ----------     ----------

Net decrease in cash and cash equivalents............................      (45.5)        (252.8)
Cash and cash equivalents at beginning of period.....................      135.4          572.9
                                                                      ----------     ----------
Cash and Cash Equivalents at End of Period........................... E     89.9     E    320.1
                                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:

  Capitalization of leases........................................... E     51.9     E    108.7
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

    The Company was formed on July 6, 1993 and is 99.8% owned by GTS European Telecommunications Corp., a wholly owned subsidiary of Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe, Russia and the Commonwealth of Independent States.

    Push-Down Accounting

    For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS from 1993 through 2000 of the Company's common shares, which were held by shareholders other than GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect through June 30, 2001 of the allocation of the purchase price paid by GTS has resulted in goodwill of approximately E256 million, which is being amortized on a straight-line basis over the estimated useful lives of generally twenty years.

NOVEMBER 2000 BUSINESS RESTRUCTURING INITIATIVES

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

2.  SIGNIFICANT 2001 BUSINESS ACTIVITIES AND SUBSEQUENT EVENTS

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of GTS, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, GTS and the Company announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, depositary shares evidencing interests in preferred stock of GTS (the "Depositary Shares"), have retained independent advisors, that the advisors have begun their due diligence investigations and that GTS would make a formal recapitalization proposal to these representatives in the near future. GTS and the Company continue to pursue discussions on a proposal with the representatives of these security holders. Such discussions could result in, among other things, a consensual agreement between GTS, the Company and their respective debt holders (and, in the case of GTS, holders of its Depositary Shares) on a plan of restructuring (or its equivalent under Dutch law) involving the exchange of non-cash-paying securities, including common shares, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership or partial ownership of the reorganized entity or entities by such debt holders. If agreement is reached upon such a plan of restructuring, it is likely that current GTS stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    In view of these plans and ongoing discussions, the Company did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006. GTS and the Company do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and the Company do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited ("the Bank Group"), which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., a wholly-owned subsidiary of the Company, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described Company Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holder of any of such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities, or a bankruptcy or insolvency proceeding is commenced by or against GTS or the Company in the United States or The Netherlands. The Company is in discussions with the Bank Group to extend the waiver.

    Golden Telecom Divestiture

    On May 10, 2001, GTS transferred all its common shares in Golden Telecom to a subsidiary of the Company pursuant to the terms of the Amended Bank Facility (as defined below). On May 14, 2001, GTS announced that it had closed the sale to a group of buyers of 12.2 million of such common shares of Golden Telecom for approximately E143.7 million. Of the E143.7 million, approximately E68.1 million of cash was received at closing. The remaining E75.6 million was received by the end of May. The buyers also received a right to purchase from the subsidiary, during the 60 day period following May 14th, up to an additional E28.4 million of Golden Telecom shares at E12.51 per share, and, if certain conditions are met, the right to purchase the subsidiary's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date.

    After the closing discussed above, the subsidiary owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares.

    On July 11, 2001, the Company announced that the buyers had exercised their right to purchase 2.3 million shares of Golden Telecom for $25 million. After the conclusion of the sale, the subsidiary owns approximately 0.6 million shares or approximately 2.4% of Golden Telecom.

    Business Services Divestiture

    On March 28, 2001, GTS announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately E572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS and Company subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS and the Company together will either directly or indirectly own the remaining 10% of this new company and has agreed, upon certain conditions, to provide on or after May 1, 2001 up to E35 million in secured financing for working capital and on or after April 1, 2001 up to E20 million in secured debt financing (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On July 13, 2001, the Company announced that the noteholders have approved the Scheme to restructure the terms of their notes. One-hundred percent of noteholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27, 2001.

    Amended Bank Facility

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend its Bank Facility (the "Amended Bank Facility") while a longer-term credit facility is negotiated. Assuming the satisfaction of certain conditions, the Amended Bank Facility provides up to E300 million in available funds, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of June 30, 2001, the subsidiary had drawn down E150 million of these funds. The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the subsidiary's business plan, from E180 million to E300 million from April 2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. Pursuant to the agreement between the Company and the Bank Group to waive any defaults under the Amended Bank Facility resulting from the nonpayment of interest on the Company's debt securities described above, the Bank Group's consent will be required for future funding requests. GTS and the Company and the Bank Group continue their discussions aimed at replacing the current Amended Bank Facility with a longer-term financing facility.

3.  BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the six months ended June 30, 2001 may not be indicative of the operating results for the full year.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Change in the Reporting Currency

    The Company changed its reporting currency from U.S. Dollars to Euros ("Euro") effective with the first quarter 2001 Form 10-Q report. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in the Euro or in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the U.S. Dollar to Euro exchange rate in effect for those periods and as such they depict the same trends as the previously issued financial statements in US Dollars.

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

    Discontinued Operations Presentation

    As previously discussed in Note 2 "Significant 2001 Business Activities and Subsequent Events", GTS initiated a Restructuring in November 2000, and as a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of GTS's Business Services business operations. The Company has accounted for its disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements", provides that the estimated loss from disposal and operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    The operations of the Company's Business Services business operations have been presented within these financial statements on a discontinued basis and comprise:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                        --------                       --------
                                                                   2001          2000             2001          2000
                                                               ------------  ------------     ------------  ------------
                                                                                       (IN MILLIONS)
   Revenues from the discontinued operations of the Business
   Services business operations............................    E       13.5  E       30.2     E       39.5  E       54.8
                                                               ============  ============     ============  ============

   Loss from discontinued operations.......................            (2.8)        (19.6)           (12.2)        (35.9)
   Estimated gain (loss) on the divestiture of discontinued
   operations..............................................            10.2            --            (14.4)           --

   Loss on divesture of Golden Telecom.....................           (26.2)           --            (26.2)           --
                                                               ------------  ------------     ------------  ------------
   Loss from discontinued business operations..............    E      (18.8) E      (19.6)    E      (52.8) E      (35.9)
                                                               ============  ============     ============  ============

    No income taxes arise on either the estimated loss on the divestiture or the losses from the discontinued operations of the Business Services business operations.

    The net assets of the Business Services business operations included within the consolidated balance sheet consist of:

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                               ----------    -----------
                                                                     (IN MILLIONS)
Current assets............................................     E     49.6    E      62.3
Total assets..............................................           65.5           74.8

Current liabilities.......................................           26.7           41.8
Total liabilities.........................................           51.1           64.1
                                                               ----------    -----------
Net assets of discontinued operations.....................           14.4           10.7
Estimated loss on the divestiture of discontinued
operations................................................          (14.4)            --
                                                               ----------    -----------
Net assets reflected in the Company's consolidated
balance sheets............................................     E       --    E      10.7
                                                               ==========    ===========

    Financial Instruments

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. As previously discussed in Note 2. "Significant 2001 Business Activities (Subsequent Events)", the buyers of part of Golden Telecom received a right to purchase the remaining shares of Golden Telecom from a subsidiary of the Company (the "Right"). The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value. As of June 30, 2001, the Right was valued at E11.2 million and reflected as a current liability within our consolidated balance sheet. In the third quarter, the Company will recognize a gain related to the exercise by the buyers of the Right.

4.  BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2001 Business Initiatives

    In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E68.6 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E2.5 million; write-off of impaired tangible assets of E36.5 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E0.4 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. The write-off of impaired tangible assets include provisions associated with excess transatlantic capacity and facilities. The personnel related costs relate to severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and additional professional advisory fees.

    2000 Business Initiatives

    In the fourth quarter 2000, the Company recognized a substantial charge within its Statement of Operations of E152.0 million (E134.8 million non-cash charge and E17.2 million cash charge). The non-cash charge of E134.8 million was principally associated with the write-off of impaired goodwill and intangible assets, and the write-off of fixed assets and other non-current assets. Furthermore, the cash charge of E17.2 million was principally associated with contract terminations for excess local access transmission capacity and facilities.

    At June 30, 2001, E37.2 million remains as an accrual for additional cash payments that the Company expects to pay in 2001 and 2002 for its business disposition and restructuring related initiatives.

5.  COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive loss for the Company for the three and six months ended June 30, 2001 and 2000:

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                      --------------------------  --------------------------
                                                          2001           2000         2001           2000
                                                      -------------  -----------  -------------  -----------
                                                                           (IN MILLIONS)
Net loss.........................................     E      (185.9) E      (5.6) E   (309.8)    E     (11.2)

Other comprehensive gains (losses)
  Unrealized holding gain on available for sale
    securities...................................               8.9           --         8.9              --
  Foreign currency translation adjustments.......               7.8         (7.9)        5.1           (10.8)
                                                      -------------  -----------  -------------  -----------
Comprehensive loss...............................     E      (169.2) E     (13.5) E   (295.8)    E     (22.0)
                                                      =============  ===========  =============  ===========

6.   RELATED PARTY TRANSACTIONS

    The following table reflects the related party revenues and access and network services costs for the periods:

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                --------------------
                                                                                   2001       2000
                                                                                -------    ---------
                                                                                   (IN THOUSANDS)
Related Party Revenues:
  Business Services, discontinued business operations.......................    E    5.1   E   10.4
  GTS affiliates, other than Business Services
    businesses..............................................................        24.7       24.8
                                                                                --------   --------
Total Related Party Revenues ...............................................    E   29.8   E   35.2
                                                                                ========   ========


    As a result of the previously discussed Restructuring, the Company expects that its related party revenues will decline in future periods. In addition, the Company had E9.3 million and E0.9 million of access and network services costs from GTS affiliates, other than Business Services businesses, for the six months ended June 30, 2001 and 2000, respectively.

    As of June 30, 2001 and December 31, 2000, the Company's balance sheet includes net receivables from affiliates of E9.2 million and E128.3 million, respectively. Pursuant to the Business Services divestiture, certain of the December 31, 2000, net receivables were realized by the Company in the second quarter 2001, since the Company acquired the Ebone related business assets that were owned by the Business Services business operations. Furthermore, these Ebone assets were sold to the Company based on a fair market value appraisal. As part of the acquisition of the Ebone related business assets, the Company entered into an intercompany loan agreement with GTS maturing on July 14, 2010, and with annual interest of 9.875% on the outstanding balance. The outstanding amount under this loan agreement was E58.5 million at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the Company's financial condition and results of operations for the three and six months ended June 30, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

    In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "intends", "plans", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, GTS announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on GTS's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and more-established alternative telecommunications providers, like the Company and GTS, has substantially decreased or has become available only with onerous terms and conditions. At the same time, the pace of competition in the Company's and GTS's markets has intensified. The Company and GTS cannot predict when these conditions will improve. Consequently, GTS determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although GTS and the Company believe they have made significant progress during the first and second quarters of 2001 to complete the Restructuring and to enhance their liquidity position, the future viability of the Company will depend upon the GTS's ability to complete the Restructuring, on the Company's ability to access funding under the Amended Bank Facility as well as the restructuring of the Company's and GTS's obligations under their public debt securities and of GTS's Depositary Shares described in more detail below under "--Liquidity and Capital Resources", and on the ability of the Company to access additional capital to fund its operations after the first quarter of 2002. There can be no assurance that these objectives will be met or such efforts successfully consummated.

    As a result of the Restructuring, the Company plans to divest certain entities that provide voice and voice-based services ("Business Services").

BUSINESS STRATEGY

    The Company's goal is to maintain and enhance our position as a leading pan-European provider of broadband, Internet, and data to communications carriers, Internet service providers and other high-usage enterprise customers. In order to achieve this goal, we will build on the strengths of:

    o Our pan-European broadband fiber optic network, which extends more than 25,000 kilometers, reaching virtually all major European cities, and is the largest such operational network in Europe;

    o Our pan-European Tier 1 Internet Protocol backbone, which carries large volumes of Internet data traffic, and is the first European IP network to operate at 10 gigabits per second; and

    o Our large base of carrier, Internet service provider and other bandwidth- and Internet-intensive customers.

The key elements of our strategy for achieving this goal are as follows:

    o   Focus our activities on our core expertise in optical and IP networking;

    o Build on our leadership position in the carriers' carrier market to penetrate a broader bandwidth intensive customer base;

    o   Exploit the reach and capacity of our fiber optic network; and

    o Capitalize on the "Ebone" brand name, which we adopted in January 2001 as the brand for our broadband unit.


RESULTS OF OPERATIONS

    Organizational Structure Change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                            --------------------    -------------------
                                                              2001        2000        2001       2000
                                                            --------    --------    --------   --------
Revenues                                                       100.0%      100.0%      100.0%     100.0%
Access and network services.........................            54.8        27.8        57.8       27.9
Selling, general and administrative.................            26.4        12.8        22.6       13.4
Depreciation and amortization.......................            52.5        28.5        48.5       27.3
Business disposition and merger related
  restructuring charges.............................            74.3          --        36.2         --
                                                            --------    --------    --------   --------
(Loss) income from operations.......................          (108.0)       30.9       (65.1)      31.4

Interest expense....................................           (46.6)      (32.6)      (41.8)     (32.5)
Interest income.....................................             1.6        14.3         1.8       14.3
Foreign currency (losses) gains.....................           (21.3)        1.9       (27.0)       0.3
Other expense.......................................            (5.3)          -        (2.6)        -
                                                            --------    --------    --------   --------
(Loss) income before income taxes...................          (179.6)       14.5      (134.7)      13.5
Income taxes........................................             1.5         0.3         1.1        0.9
                                                            --------    --------    --------   --------
Net (loss) income from continuing operations........          (181.1)       14.2      (135.8)      12.6

Net loss from discontinued business operations......           (20.5)      (19.9)      (27.9)     (18.3)
                                                            --------    --------    --------   --------
Net loss............................................          (201.6)%      (5.7)%    (163.7)      (5.7)%
                                                            --------    --------    --------   --------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2000

    Revenues. Consolidated revenues decreased to E92.2 million for the three months ended June 30, 2001 as compared to E98.6 million for the three months ended June 30, 2000. Although the customer base of the Company has increased, revenue decreased slightly as a result of continuing pricing pressures.

    Access and Network Services. Access and network services costs for the three months ended June 30, 2001 increased to E50.5 million, or 54.8% of revenues as compared to E27.4 million, or 27.8% of revenues for the three months ended June 30, 2000. The increase in access and network services costs as a percentage of revenues in the second quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 increased to E24.3 million, or 26.4% of revenues as compared to E12.6 million, or 12.8% of revenues for the three months ended June 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the Company is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to E48.4 million, or 52.5% of revenues for the three months ended June 30, 2001 as compared to E28.1 million, or 28.5% of revenues for the three months ended June 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business disposition, merger and restructuring relating charge. In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E68.6 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E2.5 million; write-off of impaired tangible assets of E36.5 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related payments of E0.4 million. The professional advisory fees represent payments for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. The write-off of impaired tangible assets include provisions associated with excess transatlantic capacity and facilities. The personnel cash payments relate to severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and additional professional advisory fees.

    Interest Expense. Interest expense increased to approximately E43.0 million for the three months ended June 30, 2001 as compared to E32.2 million for the three months ended June 30, 2000. This increase in interest expense is attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E1.4 million for the three months ended June 30, 2001 as compared to E14.1 million for the three months ended June 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of E19.6 million in the three months ended June 30, 2001 as compared to a gain of E1.9 million in the three months ended June 30, 2000. This change is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Other Expense. Other expense of E4.9 million for the three months ended June 30, 2001, relates to the right (the "Right") received by certain buyers to purchase the remaining shares of Golden Telecom from a subsidiary of the Company. The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value.

    Loss From Discontinued Business Operations. As a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of its Business Services business operations. The Company has accounted for the disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E18.8 million and E19.6 million in the second quarters ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Consolidated revenues decreased to E189.3 million for the six months ended June 30, 2001 as compared to E196.1 million for the six months ended June 30, 2000. Although the customer base of the Company has increased, revenue decreased slightly as a result of continuing pricing pressures.

    Access and Network Services. Access and network services costs for the six months ended June 30, 2001 increased to E109.5 million, or 57.8% of revenues as compared to E54.8 million, or 27.9% of revenues for the six months ended June 30, 2000. The increase in access and network services costs as a percentage of revenues in the first and second quarters of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 increased to E42.7 million, or 22.6% of revenues as compared to E26.3 million, or 13.4% of revenues for the six months ended June 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the Company is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to E91.8 million, or 48.5% of revenues for the six months ended June 30, 2001 as compared to E53.5 million, or 27.3% of revenues for the six months ended June 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business disposition, merger and restructuring relating charges. In the first and second quarters of 2001, the Company recorded a charge that aggregates approximately E68.6 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E2.5 million; write-off of impaired tangible assets of E36.5 million; E29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related payments of E0.4 million. The professional advisory fees represent payments for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. The write-off of impaired tangible assets include provisions associated with excess transatlantic capacity and facilities. The personnel cash payments relate to severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the third and fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout 2001 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional key personnel retention payment accruals, additional severance for personnel and additional professional advisory fees.

    Interest Expense. Interest expense increased to approximately E79.1 million for the six months ended June 30, 2001 as compared to E63.6 million for the six months ended June 30, 2000. This increase in interest expense is attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E3.6 million for the six months ended June 30, 2001 as compared to E28.1 million for the six months ended June 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Loss. The Company recognized foreign currency losses of E51.2 million in the six months ended June 30, 2001 as compared to a gain of E0.5 million in the six months ended June 30, 2000. This change is primarily due to the impact of foreign currency fluctuations on the Company's unhedged US dollar denominated debt obligations.

    Other Expense. Other expense of E4.9 million for the six months ended
June 30, 2001, relates to the right (the "Right") received by certain buyers to purchase the remaining shares of Golden Telecom from a subsidiary of the Company. The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value.

    Loss From Discontinued Business Operations. As a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to its planned divestiture of its Business Services business operations. The Company has accounted for the disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E52.8 million and E35.9 million in the six months ended June 30, 2001 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between E175 million to E250 million in cash capital expenditures in 2001 to implement our business plan. This range of cash capital expenditures include the requirements for GTS's Central European business operations, since they will be contributed to the Company by the end of the third quarter 2001.

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of GTS, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, the GTS and the Company announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, Depositary Shares evidencing interests in preferred stock of GTS, have retained independent advisors; that the advisors have begun their due diligence investigations; and that GTS would make a formal recapitalization proposal to these representatives in the near future. GTS and the Company continue to pursue discussions on a proposal with the representatives of these security holders. Such discussions could result in, among other things, a consensual agreement between GTS and the Company and their respective debt holders (and, in the case of GTS, holders of its Depositary Shares) on a plan of restructuring (or its equivalent under Dutch law) involving the exchange of non-cash-paying securities, including common stock, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership or partial ownership and control of the reorganized entity or entities by such debt holders. If agreement is reached upon such a plan of restructuring, it is likely that current GTS stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    In view of these plans, the Company did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006.
GTS and the Company do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and the Company do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited (the "Bank Group"), which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., a wholly-owned subsidiary of the Company, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described Company Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holder of any of such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities, or a bankruptcy or insolvency proceeding is commenced by or against GTS or the Company in the United States or the Netherlands. The Company is in discussions with the Bank Group to extend to waiver.

    On April 5, 2001, the Company announced that a subsidiary had reached an agreement to amend the bank facility (the "Amended Bank Facility") entered into July 2000 while a longer-term credit facility is negotiated. The Amended Bank Facility provides up to E300 million in available funds through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of June 30, 2001, the subsidiary had drawn down E150 million of these funds.
The subsidiary will have access to available funding under the Amended Bank Facility limited to the lesser of (i) a range of funding, based on the borrower's business plan, from E180 million to E300 million from April
2001 through March 2002 (until the termination of the Amended Bank Facility), and (ii) an amount determined by a monthly calculated rolling three-month annualized cash flow multiple. Pursuant to the agreement between the Company and the Bank Group to waive any defaults under the Amended Bank Facility resulting from the nonpayment of interest on the Company's debt securities described above, the banks' consent will be required for future funding requests. The Company and the Bank Group continue their discussions aimed at replacing the current Amended Bank Facility with a longer-term financing facility.

    Based on the Company's current existing cash balances, projected internally generated funds and funds from certain prospective sales of assets, and cash made available as a result of the Company's decision not to pay interest on its public debt securities in connection with the commencement of restructuring discussions with the holders of such debt securities and assuming that the Bank Group consents to funding requests under the Amended Bank Facility, the Company believes that it will be able to address its funding requirements into first quarter 2002. To address its longer term funding needs, the Company is seeking to refinance its indebtedness under the Amended Bank Facility (through a long term facility or otherwise); pursuing discussions with informal committees representing the holders of its and GTS's outstanding debt obligations to achieve a consensual restructuring of such obligations and seeking additional funding, including through the issuance of new equity or debt securities. There can be no assurance that the prospective sale of assets will occur; that the Bank Group will consent to funding requests made under the Amended Bank Facility; that the Company's objectives will be met with regard to the Company's efforts to address its longer term financing needs, or that such restructuring discussions will be successfully consummated.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's ability to (1) consummate the restructuring of the Company's and GTS's debt obligations and GTS's depositary shares described above, (2) meet the financial covenants and other conditions to borrowing under the Amended Bank Facility and obtain the Bank Group's consent to such borrowings, (3) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets, (4) implement its strategy to become a leading provider of data and IP to corporate businesses, (5) limit, to the extent possible, price erosion for broadband services, (6) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe and (7) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected.

    As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting cash conservation measures, which may include a further curtailment of capital and other expenditures, a sale of assets (in addition to those assets GTS and the Company have already sold as part of the Restructuring), a sale of the Company, halting certain operations of the Company, or seeking the protection of applicable bankruptcy laws for units of the Company or the Company as a whole.

CHANGES IN FINANCIAL CONDITION

    The Company had a negative working capital of E1,390.2 million as of June 30, 2001 and a positive working capital of E138.2 million as of December 31, 2000. The Company had cash and cash equivalents of E89.9 million and E135.4 million at June 30, 2001 and December 31, 2000, respectively. The Company had E33.0 million and E25.5 million of restricted cash at June
30, 2001 and December 31, 2000, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

    During the six months ended June 30, 2001, the Company used E57.3 million cash from operating activities compared with providing E133.9 million for the comparable period in 2000. Investing activities provided cash of E37.4 million for the six months ended June 30, 2001 as compared to using cash of E195.6 million for the comparable period in 2000.

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

INTRODUCTION OF THE E CURRENCY ON OPERATIONS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The only significant change since December 31, 2000 is the previously discussed Amended Bank Facility. The Amended Bank Facility provides up to
E300 million in available funds, assuming the satisfaction of certain conditions, through March 2002, at which time the Amended Bank Facility converts into a one-year term loan. As of June 30, 2001, the borrower had drawn down E150 million of these funds. The bank facility exposes us to changes in interest and foreign exchange rates.

PART II. OTHER INFORMATION


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of GTS, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies.

    In view of these plans and ongoing discussions, the Company did not make cash interest payments, due on June 1, 2001, of E15.1 million on its E275 million aggregate principal amount of 11% Senior Notes due 2009 and E11.8 million on its E225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E13.8 million) on its $362.4 million (approximately E426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E11.6 million) on its $200 million (approximately E235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E4.4 million on its E85 million aggregate principal amount of its 10.375% Senior Notes due 2006. GTS and the Company do not expect to cure these payment defaults and, if they are not cured, such payment defaults will mature into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS does not expect to make the $5.2 million (approximately E5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company does not expect to make the $15.2 million (approximately E17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. GTS and the Company do not expect to cure these payment defaults and if they are not cured such payment defaults will mature into events of default under the indentures related to these notes on September 15, 2001. GTS and GTS Europe BV do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Deutsche Bank AG London, Dresdner Bank AG London Branch and Bank of America Securities Limited, which are parties to a credit facility with Global TeleSystems Europe Holdings B.V., a wholly-owned subsidiary of the Company, have agreed to waive until August 15, 2001 any defaults under such credit facility caused by the failure to make cash interest payments on the above-described Company Senior Notes and GTS Senior Notes and Convertible Debentures. This waiver may expire earlier if the holder of any of such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities, or a bankruptcy or insolvency proceeding is commenced by or against GTS or the Company in the United States or the Netherlands. The Company is in discussions with the Bank Group to extend the waiver.


ITEM 5.   OTHER INFORMATION

DISCUSSIONS WITH GTS AND GTS EUROPE BV BONDHOLDERS

    During the second quarter of 2001, GTS and GTS Europe commenced discussions with holders of their senior notes and, in the case of GTS, its convertible debentures and depositary shares representing its preferred stock. In their discussions, GTS and GTS Europe BV will explore various options for reducing such debt obligations and depositary shares and related cash interest obligations and dividend requirements. In July 2001, GTS and the Company announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, Depositary Shares evidencing interests in preferred stock of GTS, have retained independent advisors, that the advisors have begun their due diligence investigations and that GTS would make a formal recapitalization proposal to these representatives in the near future. GTS and the Company continue to pursue discussions on a proposal with the representatives of these security holders. Such discussions could result in, among other things, a consensual agreement between GTS and the Company and their respective debt holders (and, in the case of GTS, holders of its Depositary Shares) on a plan of restructuring (or its equivalent under Dutch law) involving the exchange of non-cash-paying securities, including common shares, for the outstanding debt securities and Depositary Shares. Such a plan of restructuring could be filed as part of a petition in bankruptcy or equivalent proceedings in a court or courts with appropriate jurisdiction over the relevant parties and matters. One possible consequence of such a plan of restructuring and its approval by such a court or courts could be the ownership or partial ownership and control of the reorganized entity or entities by such debt holders. If agreement is reached upon such a plan of restructuring, it is likely that current GTS stockholders would have a significantly reduced interest in such a reorganized entity and would receive minimal or no consideration for their GTS stock in connection with such proceedings.

    During the pendency of such discussions, GTS and GTS Europe BV intend that they will continue to operate in the normal course, including satisfying all obligations to customers, suppliers, partners and staff, consistent with their normal business practices.

    GTS and the Company have retained Houlihan Lokey Howard & Zukin as its investment banker to assist in developing a financial restructuring plan and undertaking discussions with GTS and GTS Europe BV bondholders and preferred stockholders.


ESPRIT TELECOM RESTRUCTURING

    On July 13, 2001, GTS announced that the holders of approximately $500 million aggregate principal amount of publicly-traded senior notes issued by its Global TeleSystems (Europe) Ltd. subsidiary, formerly known as Esprit Telecom Group plc ("Esprit Telecom"), have approved Esprit Telecom's Scheme of Arrangement under Part XIII of the UK Companies Act of 1985 (the "Scheme") to restructure the terms of their notes. One-hundred percent of bondholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27,2001.

    Pursuant to the Scheme, as previously announced, Esprit Telecom's senior notes will be exchanged for stock representing a 90% ownership interest in a new company that will own Esprit Telecom as well as the other GTS subsidiaries providing principally voice services to businesses in Western Europe. GTS and the Company together will either directly or indirectly own the remaining 10% of the equity in the new company, and will hold warrants to acquire an additional 10% of the new company. The Scheme is consistent with GTS's and the Company's overall program to recapitalize its balance sheet by eliminating or reducing its debt obligations and preferred stock.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                              DESIGNATION        DESCRIPTION
                              -----------        -----------
                              None


    B. Reports on Form 8-K

                              DATE OF REPORT     SUBJECT OF REPORT
                              --------------     -----------------
                              June 1, 2001       Announcement of the Company's
                                                 intention to recapitalize its
                                                 balance sheet and its election
                                                 not to pay interest on certain
                                                 outstanding bonds.

                              June 8, 2001       Announcement of initial
                                                 discussions with bondholders.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                        GLOBAL TELESYSTEMS EUROPE B.V.
                        (Registrant)


                        By:      /s/ ROBERT A. SCHRIESHEIM
                            ----------------------------------------------------
                        Name:  Robert A. Schriesheim
                        Title: Executive Vice President & Chief Financial Office
                               (Principal Financial and Accounting Officer)


Date: August 14, 2001