Form 10-Q
period 2001-09-30
GLOBAL TELESYSTEMS EUROPE B V
filed 2001-11-19
CIK 1047025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of October 31, 2001 there were 91,044 outstanding common shares of the registrant of which 90,900 were held by Global TeleSystems, Inc.


================================================================================

                         GLOBAL TELESYSTEMS EUROPE B.V.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
 PART I.       FINANCIAL INFORMATION
 Item 1        Financial Statements of Global TeleSystems Europe B.V. (unaudited)..............
               Condensed Consolidated Balance Sheets as of September 30, 2001 and
                    December 31, 2000..........................................................    3
               Condensed Consolidated Statements of Operations for the Three and Nine Months
                    Ended September 30, 2001 and 2000..........................................    4
               Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2001 and 2000..........................................    5
               Notes to Condensed Consolidated Financial Statements............................    6
 Item 2        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................   13
 Item 3        Quantitative and Qualitative Disclosures About Market Risk......................   22
 PART II.      OTHER INFORMATION
 Item 3        Defaults Upon Senior Securities.................................................   23
 Item 5        Other Information...............................................................   23
 Item 6        Exhibits and Reports on Form 8-K................................................   24
 Signatures   .................................................................................   25

                         GLOBAL TELESYSTEMS EUROPE B.V.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                    ASSETS                                 SEPTEMBER 30,       DECEMBER 31,
                                                                               2001                2000
                                                                           -------------       ------------
                                                                           (IN MILLIONS, EXCEPT SHARE DATA)
 Current assets
   Cash and cash equivalents, including restricted cash..................  E.       55.8       E.     160.9
   Accounts receivable, net..............................................           59.8               87.8
   Due from affiliated companies.........................................           36.0              161.9
   Net assets of Business Services business segment......................             --               10.7
   Other current assets..................................................           95.2               97.7
                                                                           -------------       ------------

           Total Current Assets..........................................          246.8              519.0

 Property and equipment, net.............................................          983.8            1,231.3
 Other non-current assets................................................           41.8              286.5
                                                                           -------------       ------------
           Total Assets..................................................  E.    1,272.4       E.   2,036.8
                                                                           =============       ============

           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

 Current liabilities
   Accounts payable......................................................  E.      169.3       E.     194.5
   Accrued expenses......................................................          197.8               78.6
   Deferred revenue......................................................           67.0               50.2
   Due to affiliated companies...........................................           45.2               33.6
   Current portion of long-term debt and capital lease obligations.......        1,280.3               23.9
                                                                           -------------       ------------

           Total Current Liabilities.....................................        1,759.6              380.8

   Long-term portion of long-term debt and capital lease obligations.....          250.2            1,451.2
   Deferred revenue and other non-current liabilities....................          179.0              167.9
   Due to parent.........................................................            3.5                 --
                                                                           -------------       ------------

           Total Liabilities.............................................        2,192.3            1,999.9

 Shareholders' (Deficit) Equity

  Common stock, 1000 Euros par value (135,000 shares authorized; 91,044 shares issued and outstanding at September 30, 2001 and December 31,
    2000)................................................................           91.0               91.0
  Additional paid-in capital.............................................          299.0              260.6
  Accumulated other comprehensive income.................................            1.3                0.6
  Accumulated deficit....................................................       (1,311.2)            (315.3)
                                                                           -------------       ------------

           Total Shareholders'(Deficit) Equity...........................         (919.9)              36.9
                                                                           -------------       ------------

           Total Liabilities and Shareholders' (Deficit) Equity..........  E.    1,272.4       E.   2,036.8
                                                                           =============       ============

   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                ------------------------------      ------------------------------
                                                                    2001              2000              2001              2000
                                                                ------------      ------------      ------------      ------------
                                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .....................................................  E.      81.9      E.     106.2      E.     271.1      E.     314.3

Operating expenses:
  Access and network services ................................          54.1              40.1             163.6             106.9
  Selling, general and administrative ........................          28.8              24.0              71.5              50.2
  Depreciation and amortization ..............................          57.0              30.9             148.8              84.5
  Business disposition and restructuring related charges .....         671.5               1.1             739.9               1.1
                                                                ------------      ------------      ------------      ------------

Total operating expenses .....................................         811.4              96.1           1,123.8             242.7
                                                                ------------      ------------      ------------      ------------

(Loss) income from operations ................................        (729.5)             10.1            (852.7)             71.6
Other income (expense):
  Interest expense ...........................................         (29.3)            (34.4)           (108.5)            (98.0)
  Interest income ............................................           1.1              13.2               4.6              41.4
  Foreign currency gains (losses) ............................          42.9              (4.1)             (8.3)             (3.6)
  Other income (expense) .....................................           9.8              --                 4.9              (0.1)
                                                                ------------      ------------      ------------      ------------
                                                                        24.5             (25.3)           (107.3)            (60.3)
                                                                ------------      ------------      ------------      ------------
(Loss) income before income taxes ............................        (705.0)            (15.2)           (960.0)             11.3
Income taxes .................................................           0.3               1.6               2.3               3.3
                                                                ------------      ------------      ------------      ------------
Net (loss) income from continuing operations .................        (705.3)            (16.8)           (962.3)              8.0
Income (loss) from discontinued operations ...................          19.2             (11.1)            (33.6)            (47.0)
                                                                ------------      ------------      ------------      ------------

Net loss .....................................................  E.    (686.1)     E.     (27.9)     E.    (995.9)     E.     (39.0)
                                                                ============      ============      ============      ============

Basic and diluted loss per share:
  Net (loss) income per share from continuing operations .....  E. (7,746.80)     E.   (184.73)     E.(10,569.61)     E.     88.00
  Net income (loss) per share from discontinued operations ...        210.89           (122.06)          (369.05)          (516.98)
                                                                ------------      ------------      ------------      ------------
  Basic and diluted net loss per share .......................  E.  (7,535.9)     E.   (306.79)     E.(10,938.66)     E.   (428.98)
                                                                ============      ============      ============      ============

Weighted average common shares outstanding ...................        91,044            90,942            91,044            90,914
                                                                ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                ----------------------
                                                                                                  2001          2000
                                                                                                --------      --------
                                                                                                     (IN MILLIONS)
Net Cash (Used in) Provided by Operating Activities of Continuing Operations ..............     E. (35.3)     E. 166.0

Cash flow from Investing Activities
  Purchases of property and equipment .....................................................       (134.0)       (331.2)
  Proceeds from disposition of business ...................................................        172.7            --
  Other investing activities ..............................................................         (4.8)         (5.2)
                                                                                                --------      --------
          Net Cash Provided by (Used in) Investing Activities of Continuing Operations ....         33.9        (336.4)

Cash flow from Financing Activities
  Due to affiliated companies, net ........................................................       (142.0)        (83.0)
  Repayments of debt ......................................................................        (64.1)        (16.3)
  Proceeds from debt ......................................................................        100.0         200.0
  Payment of debt issue costs .............................................................         (2.5)         (7.6)
  Net proceeds form issuance of common stock ..............................................           --           1.0
                                                                                                --------      --------

          Net Cash Used in Financing Activities of Continuing Operations ..................       (108.6)         94.1

Effect of exchange rate changes on cash and cash equivalents ..............................          6.9          33.3
Cash Used in discontinued operations ......................................................         (6.8)       (114.6)
                                                                                                --------      --------

Net decrease in cash and cash equivalents .................................................       (109.9)       (157.6)
Cash and cash equivalents at beginning of period ..........................................        135.4         572.9
                                                                                                --------      --------
Cash and Cash Equivalents at End of Period ................................................     E.  25.5      E. 415.3
                                                                                                ========      ========

Supplemental Disclosure of Cash Flow Information:

  Capitalization of leases ................................................................     E.  51.9      E. 122.7
                                                                                                ========      ========

   The accompanying notes are an integral part of these financial statements. Prior period amounts have been restated from U.S. Dollar to Euro (see Note 3).

                         GLOBAL TELESYSTEMS EUROPE B.V.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS OPERATIONS

    Global TeleSystems Europe B.V. (the "Company" or "GTS Europe BV"), is a provider of broadband, Internet and data to communication carriers, Internet service providers and other high-usage enterprise customers. As an industry leader in Europe, the Company operates a cross-border fiber-optic network and a Tier-1 IP backbone.

    The Company was formed on July 6, 1993 and is 99.8% owned by GTS European Telecommunications Corp., a wholly owned subsidiary of Global TeleSystems, Inc. ("GTS"), a leading independent provider of telecommunications services to businesses, other high usage customers and telecommunications carriers in Europe.

    Push-Down Accounting

    For financial reporting purposes, the Company has reflected the accounting acquisition effect of the incremental purchases, by GTS from 1993 through 2000 of the Company's common shares, which were held by shareholders other than GTS. Accordingly, the Company's consolidated financial statements have been retroactively restated for all periods presented to reflect the acquisition accounting effect, a process generally referred to as "push down" accounting. The cumulative effect through September 30, 2001 of the allocation of the purchase price paid by GTS has resulted in goodwill of approximately E.256 million, which is being amortized on a straight-line basis over the estimated useful lives of generally twenty years. The Company recorded an impairment charge of E.302.0 million related to this goodwill and other intangibles. See
Note 4. "Business Disposition and Restructuring Related Charges" for additional detail.

    November 2000 Business Restructuring Initiatives

    In November 2000, GTS announced a substantial restructuring (the "Restructuring") of its operations to focus on those areas of its business, which management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations, which are non-strategic or which are unsustainable as currently constituted and are a drain on the limited financial and other resources of GTS. As a result of this Restructuring, the Company divested its businesses that provide voice and voice-based services ("Business Services") as disclosed in greater detail below. During the first three quarters of 2001, GTS made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position.

2. SIGNIFICANT 2001 BUSINESS ACTIVITIES AND SUBSEQUENT EVENTS

    Defaults and Restructuring of Debt

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of GTS, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, GTS and the Company announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, depositary shares evidencing interests in preferred stock of GTS (the "Depositary Shares"), had retained independent advisors, that the advisors had begun their due diligence investigations and that GTS would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans and ongoing discussions, the Company did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately
E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and
E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. These payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately
E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company did not make the $15.2 million (approximately
E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and The Company do not expect to make additional payments of principal and interest on the above during the pendency of their restructuring efforts as described below under "KPNQwest Acquisition."

    Banc of America Securities Limited, Bank of America International Limited, Deutsche Bank AG London, Dresdner Bank AG London Branch, E.N. Investment Company, Centaurus Alpha Master Fund Limited, Lehman Commercial Paper Inc., Morgan Stanley & Co. International Limited, certain investment funds and accounts managed by Oaktree Capital Management, LLC, and certain other funds described as the "Mackay Funds" (collectively, the "Bank Group"), which are parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., a direct subsidiary of the Company) have waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities, or a bankruptcy or insolvency is commenced by or against the Company or GTS in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of GTS or the Company and its subsidiaries described herein.

    KPNQwest Acquisition

    On October 19, 2001, GTS announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire on the terms and conditions set forth in such agreement (i) the Company and (ii) GTS's Central European businesses. KPNQwest will acquire these companies through the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

    GTS and the Company also reached agreements with the informal committees representing the holders of GTS's and the Company's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. Holders of approximately 67% of the approximately E.1.1 billion outstanding principal amount of the publicly traded GTS Europe BV Senior Notes, approximately 78% of the approximately E.116 million outstanding principal amount of the GTS Senior Notes and approximately 35% of the approximately E.362 million outstanding principal amount of GTS Convertible Debentures signed forbearance agreements committing them to support the proposed transaction subject to certain terms and conditions, and to forbear from exercising and from supporting any exercise by other holders of such debt securities of remedies against GTS or the Company arising under such debt securities.

    To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, GTS and the Company expect that the transaction will be effectuated through "pre-arranged" court proceedings by GTS and the Company under United States bankruptcy laws and a corresponding application by the Company for "surseance" and "deposition for composition" in The Netherlands.

    On November 14, 2001, GTS and the Company filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, GTS and the Company will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, the Company commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium or payments to creditors and a binding composition. The plan of reorganization filed in the U.S. and Dutch court proceedings provide for the E.210 million KPNQwest senior convertible notes and GTS's and the Company's investment in Ventelo BV, GTS's and the Company's reorganized Business Services business unit that was divested by GTS and the Company earlier this year, to be distributed to the debt security holders of GTS and the Company as agreed between GTS and the Company and the informal committees representing the debt security holders. No distribution is anticipated to be made to holders of GTS's common or preferred equity securities.

    In addition, GTS and the Company caused certain of its affiliates to enter into a Share and Asset Purchase Agreement, dated as of October 18, 2001 (the "Share and Asset Purchase Agreement"), with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic Carrier Services, Ltd. ("GTS Transatlantic"), a subsidiary of GTS and the owner of GTS's rights in a transatlantic cable system known as FLAG-Atlantic-1 (the "System"), together with the equipment used by certain affiliates of GTS to operate and maintain the System. The aggregate purchase price for these purchases was E.50 million, payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001, November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, a subsidiary of the Company, will provide, at cost, network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

    Golden Telecom Divestiture

    On May 10, 2001, GTS transferred all its common shares in Golden Telecom to a subsidiary of the Company pursuant to the terms of the Amended Bank Facility (as defined below). On May 14, 2001, GTS announced that it had closed the sale to a group of buyers of 12.2 million of such common shares of Golden Telecom for approximately E.143.7 million. The buyers also received a right to purchase from the subsidiary, during the 60 day period following May 14th, up to an additional
E.28.4 million of Golden Telecom shares at E.12.51 per share, and, if certain conditions are met, the right to purchase the subsidiary's remaining interest in Golden Telecom during the twelve-month period following May 14th for the greater of E.12.51 per share or a 20% premium to the average closing share price for the 60-day period preceding the purchase date.

    After the closing discussed above, the subsidiary owned approximately 2.9 million common shares of Golden Telecom, or approximately 11.6% of the outstanding Golden Telecom common shares.

    On July 10, 2001, buyers notified the Company of the exercise of their right to cause the Company to sell certain shares of Golden Telecom held by the Company. The buyers designated Golden Telecom as the purchaser of such shares. On July 24, 2001, the Company completed the sale of 2.3 million shares of Golden Telecom to Golden Telecom (as designee of each of the buyers). After the conclusion of the sale, the Company owned approximately 0.6 million shares or approximately 2.4% of Golden Telecom.

    On October 30, 2001, one of the buyers in the May 14, 2001, sale, purchased from the Company the remaining shares of Golden Telecom held by the Company for approximately $6.0 million.

    Business Services Divestiture

    On March 28, 2001, GTS announced a consensual agreement with an unofficial committee of the senior noteholders of Global TeleSystems (Europe) Limited, formerly known as Esprit Telecom Group plc, ("Esprit") under which, among other things, the obligation to repay approximately E.572.8 million of senior debt owed to the noteholders will be exchanged for a 90% ownership interest in a new legal entity comprised of Esprit and other GTS and Company subsidiaries that comprise GTS's "Business Services" business unit, subject to approval of a scheme of arrangement (the "Scheme") by the noteholders and the U.K. courts. GTS and the Company together will either directly or indirectly own the remaining 10% of this new company and have agreed, upon certain conditions, to provide on or after May 1, 2001 up to E.35 million in secured financing for working capital and on or after April 1, 2001 up to E.20 million in secured debt financing (which will be repaid with preferred stock in the new company upon consummation of the restructuring of Esprit) to be used by this new company to purchase backbone transmission services from the Company. On July 13, 2001, GTS announced that the noteholders approved the Scheme to restructure the terms of their notes. One-hundred percent of noteholder votes cast were in favor of the Scheme. Final approval of the scheme by the High Court (the "Court") of England and Wales occurred on July 27, 2001, and GTS fulfilled all material conditions to effectiveness of the Scheme on or about August 23, 2001.

    Amended Bank Facility

    On October 18, 2001 the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V.) entered into a Second Supplemental Agreement dated October 18, 2001 with the Bank Group, which amended and restated the existing loan agreement providing for a revolving credit facility available to Global TeleSystems Europe Holdings B.V (such facility, as it was amended pursuant to the Second Supplemental Agreement, the "Amended Bank Facility"). The Amended Bank Facility provides for a revolving credit facility of up to E.250.0 million that terminates upon consummation of the bankruptcy restructuring of the Company and its subsidiaries. As of November 14, 2001, E.170.0 million is outstanding under the Amended Bank Facility. The Amended Bank Facility comprises two tranches, "Tranche A" of up to E.150.0 million and "Tranche B" of up to
E.100.0 million. No utilizations may be made under Tranche B if GTS's gross cash balances are more than E.10.0 million. In addition, utilizations under Tranche B must be consistent with GTS's and the Company's agreed upon monthly budget and must not exceed a cumulative weekly limit of E.10.0 million.

    Involuntary Chapter 7 Bankruptcy Petition

    On October 11, 2001, three holders of GTS Convertible Debentures filed an involuntary petition against GTS under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filing of the petition itself does not mean that GTS is a debtor in a chapter 7 bankruptcy case or is otherwise inhibited from undertaking business or operating in the normal course. Under the Bankruptcy Code, GTS must file an answer within twenty days after it has been served with the petition. On November 1, 2001, GTS was served with the involuntary petition. On November 14, 2001, GTS consented to the relief sought in the petition and voluntarily converted its case from chapter 7 to chapter 11 of the Bankruptcy Code.

3. BASIS OF PRESENTATION

    The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and the notes related thereto. The results of operations for the nine months ended September 30, 2001 may not be indicative of the operating results for the full year.

    In September 2001 the par value of the Company's common stock was changed from 1,000 Dutch Guilders to 1,000 Euros per share. As a result, the number of shares authorized and outstanding for all periods have been restated based on the fixed conversion rate between the Euro and the Dutch Guilder. In addition, the weighted average shares outstanding and basic and diluted net loss per share have also been restated for all periods.

    Reclassifications have been made to the 2000 condensed consolidated financial statements in order to conform to the 2001 presentation.

    Going Concern

    The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent on the ability to complete the restructuring of the obligations of the Company and GTS under their public debt securities and of GTS's depositary shares representing its preferred stock and to consummate the KPNQwest acquisition as previously discussed in Note
2. "Significant Business Activities and Subsequent Events," under "--Defaults and Restructuring of Debt," and " --KPNQwest Acquisition." The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

    Change in the Reporting Currency

    The Company changed its reporting currency from U.S. Dollars to Euros ("Euro") effective with the first quarter 2001 Form 10-Q report. This change was made because management believes that it results in a more meaningful presentation of the financial position and results of operations of the Company since the majority of its operations are conducted in the Euro or in currencies that are linked to the Euro. All prior period amounts have been translated to the Euro using the U.S. Dollar to Euro exchange rate in effect for those periods and as such they depict the same trends as the previously issued financial statements in U.S. Dollars.

    Functional Currency

     The functional currency for the Company's legal entities is the currency that most transactions are conducted in for a specific legal entity. The assets and liabilities for the Company's legal entities are translated into the Euro currency using current exchange rates at the balance sheet dates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account within the shareholders' deficit section of the consolidated balance sheets. Foreign currency transaction gains or losses are included in the calculation of net loss.

    Recent Accounting Pronouncements

    In June, 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our consolidated financial statements.

    Discontinued Operations Presentation

    As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events," GTS initiated a Restructuring in November 2000, and as a result of the Restructuring, GTS has entered into agreements during the first and second quarters of 2001 related to the divestiture of GTS's Business Services business operations. The Company has accounted for its disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). APB 30 requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations. Further, Emerging Issues Task Force No. 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but Before the Issuance of Financial Statements," provides that the estimated loss from disposal and operating results should be presented as discontinued operations in the yet to be issued financial statements, if those statements are filed subsequent to the measurement date. Accordingly, the Company has restated its results of operations for all prior periods.

    The operations of the Company's Business Services business operations have been presented within these financial statements on a discontinued basis and comprise:

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                   -------------------    -------------------
                                                                     2001       2000        2001       2000
                                                                   --------   --------    --------   --------
                                                                                  (IN MILLIONS)
   Revenues from the discontinued operations of the Business
   Services business operations (through August 23, 2001)........  E.   6.6   E.  31.4    E.  46.1   E.  86.2
                                                                   ========   ========    ========   ========

   Loss from discontinued operations of the Business Services
   business operations (through August 23, 2001).................      (6.4)     (11.1)      (18.6)     (47.0)
   Estimated gain on the divestiture of the Business Services
   business operations ..........................................      19.4         --         5.0         --
   Gain (loss) on divesture of Golden Telecom....................       6.2         --       (20.0)        --
                                                                   --------   --------    --------   --------

   Income (loss) from discontinued business operations...........  E.  19.2   E. (11.1)   E. (33.6)  E. (47.0)
                                                                   ========   ========    ========   ========

    No income taxes arise on either the estimated gain on the divestiture or the losses from the discontinued operations of the Business Services business operations.

    The net assets of the Business Services business operations included within the December 31, 2000 consolidated balance sheet consist of:

                                                                        DECEMBER 31,
                                                                            2000
                                                                       -------------
                                                                       (IN MILLIONS)
Current assets.....................................................    E.       62.3
Total assets.......................................................             74.8

Current liabilities................................................             41.8
Total liabilities..................................................             64.1
                                                                       -------------
Net assets of discontinued operations..............................             10.7
                                                                       -------------

Net assets reflected in the Company's consolidated balance sheet...    E.       10.7
                                                                       =============


    Financial Instruments

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. As previously discussed in Note 2. "Significant 2001 Business Activities and Subsequent Events", the buyers of part of Golden Telecom received a right to purchase the remaining shares of Golden Telecom from a subsidiary of the Company (the "Right"). The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value. As of September 30, 2001, the remaining Right was valued at E.0.8 million and reflected as a current liability within our consolidated balance sheet.

4. BUSINESS DISPOSITION AND RESTRUCTURING RELATED CHARGES

    2001 Business Initiatives

    In the first, second and third quarters of 2001, the Company recorded a charge that aggregates approximately E.739.9 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E.6.2 million; write-off of impaired tangible assets of E.392.4 million; write-off of impaired intangible assets of E.302.0 million; E.29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E.10.1 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout the final quarter of 2001 and the first quarter of 2002 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

    2000 Business Initiatives

    In the fourth quarter 2000, the Company recognized a substantial charge within its Statement of Operations of E.152.0 million (E.134.8 million non-cash charge and E.17.2 million cash charge). The non-cash charge of E.134.8 million was principally associated with the write-off of impaired goodwill and intangible assets, and the write-off of fixed assets and other non-current assets. Furthermore, the cash charge of E.17.2 million was principally associated with contract terminations for excess local access transmission capacity and facilities.

    At September 30, 2001, E.35.3 million remains as an accrual for additional cash payments that the Company expects to pay in 2001 and 2002 for its business disposition and restructuring related initiatives.

5.       COMPREHENSIVE LOSS

    The following table reflects the calculation of comprehensive loss for the Company for the three and nine months ended September 30, 2001 and 2000:

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                     ----------------------   -----------------------
                                                                        2001        2000         2001        2000
                                                                     ----------  ----------   ----------   ----------
                                                                                      (IN MILLIONS)
Net loss........................................................     E.  (686.1) E.   (27.9)  E.  (995.9)  E.   (39.0)

Other comprehensive gains (losses):
  Unrealized holding losses on available for sale securities....          (10.9)         --         (2.0)          --
  Foreign currency translation adjustments......................            0.3        (9.4)         4.7        (20.2)
                                                                     ----------  ----------   ----------   ----------

Comprehensive loss..............................................     E.  (696.7) E.   (37.3)  E.  (993.2)  E.   (59.2)
                                                                     ==========  ==========   ==========   ==========

6.       RELATED PARTY TRANSACTIONS

    The following table reflects the related party revenues and access and network services costs for the periods:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                   2001       2000
                                                                 --------   --------
                                                                     (IN MILLIONS)
Related Party Revenues:
  Business Services, discontinued business operations........    E.   5.9   E.  14.4
  GTS affiliates, other than Business Services businesses....        27.4       43.8
                                                                 --------   --------

Total Related Party Revenues ................................    E.  33.3   E.  58.2
                                                                 ========   ========

    As a result of the previously discussed Restructuring, the Company expects that its related party revenues will decline in future periods. In addition, the Company had E.9.8 million and E.7.2 million of access and network services costs from GTS affiliates, other than Business Services businesses, for the nine months ended September 30, 2001 and 2000, respectively.

    As of September 30, 2001, the Company's balance sheet includes net payables to affiliates of E.9.1 million, and as of December 31, 2000, net receivables from affiliates of E.128.3 million. Pursuant to the Business Services divestiture, certain of the December 31, 2000, net receivables were realized by the Company in the second quarter 2001, since the Company acquired the Ebone related business assets that were owned by the Business Services business operations. Furthermore, these Ebone assets were sold to the Company based on a fair market value appraisal. As reflected in the agreement with the Esprit noteholders, the remaining amount of net receivables were either contributed as equity or forgiven and included as a reduction in the gain on the divesture of the Business Services business operations. As part of the acquisition of the Ebone related business assets, the Company entered into an intercompany loan agreement with GTS maturing on July 14, 2010, and with annual interest of 9.875% on the outstanding balance. The outstanding amount under this loan agreement was
E.3.5 million at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the Company's financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000 and of certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

NOVEMBER 2000 RESTRUCTURING

    In November 2000, GTS announced a restructuring of its operations (the "Restructuring") to focus on those areas of its business that management believes have stronger prospects for long-term success and profitability, and to divest, liquidate or otherwise address those operations that management believes are non-strategic or which are unsustainable as currently constituted and are a drain on GTS's limited financial and other resources. The decision to undertake the Restructuring was prompted in large measure by the significant downturn in the financial and stock markets, which commenced in March 2000. As a consequence of that downturn, the availability of equity and debt financing, which was essential and was previously plentiful for below-investment grade emerging and alternative telecommunications providers, like the Company and GTS, has become unavailable or has become available only with extremely onerous terms and conditions. At the same time, the pace of competition in the Company's and GTS's markets has intensified. The Company and GTS cannot predict when these conditions will improve. Consequently, GTS determined that a substantial restructuring was required to achieve self-sufficiency with regard to its financial resources and to implement its business plan. Although GTS and the Company believe they have made significant progress during the first, second and third quarters of 2001 to complete the Restructuring and to enhance their liquidity position, the future viability of the Company will depend upon GTS's ability to complete the Restructuring, on the Company's ability to access funding under the Amended Bank Facility as well as the restructuring of the Company's and GTS's obligations under their public debt securities and of GTS's Depositary Shares described in more detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources." There can be no assurance that these objectives will be met or such efforts successfully consummated.

    As a result of the Restructuring, during the third quarter the Company divested of certain entities that provide voice and voice-based services ("Business Services").

    During the second quarter of 2001, GTS and the Company commenced discussions with holders of their senior notes and, in the case of GTS, its convertible debentures and depositary shares representing its preferred stock. In their discussions, GTS and the Company explored various options for reducing such debt obligations and depositary shares and related cash interest obligations and dividend requirements. In July 2001, GTS announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS the depositary shares, had retained independent advisors, that the advisors had begun their due diligence investigations and that GTS would make a formal recapitalization proposal to these representatives in the near future. GTS retained Houlihan Lokey Howard & Zukin as its investment banker to assist in developing a financial restructuring plan and undertaking discussions with security holders of GTS and the Company.

    As disclosed in greater detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources," during the first, second and third quarters of 2001, GTS made significant progress in achieving steps necessary to complete the Restructuring and to enhance its liquidity position. In addition, as further described in more detail below under "--KPNQwest Acquisition" and "--Liquidity and Capital Resources," GTS has reached an agreement with representatives of informal committees representing holders of public debt securities of GTS and the Company with respect to a consensual plan in regard to the obligations under those securities.

KPNQWEST ACQUISITION

    On October 19, 2001, GTS announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire, under the terms and conditions therein (i) the Company and (ii) GTS's Central European businesses (the "KPNQwest Acquisition"). KPNQwest will acquire these companies through the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

    GTS and the Company also reached agreements with the informal committees representing the holders of GTS's and the Company's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, GTS and the Company expect that the transaction will be effectuated through "pre-arranged" court proceedings by GTS and the Company under United States bankruptcy laws and a corresponding application by the Company for "surseance" and "deposition for composition" in The Netherlands.

    On November 14, 2001, GTS and the Company filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, GTS and the Company will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, the Company commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium or payments to creditors and a binding composition. Approval of the a plan of reorganization in the U.S. would be subject to, among other things, acceptance by more than one-half in number and two-thirds in dollar amount of voting holders of debt securities in the requisite classes. Approval of the plan in The Netherlands would be subject to, among other things, approval by two-thirds in number and three-quarters in value of the Company's debt security holders participating in the proceedings. The transaction also may require approval by the European Commission competition authorities.

    In addition, GTS and the Company caused certain of its affiliates to enter into a Share and Asset Purchase Agreement, dated as of October 18, 2001 (the "Share and Asset Purchase Agreement"), with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic Carrier Services, Ltd. ("GTS Transatlantic"), a subsidiary of GTS and the owner of GTS's rights in a transatlantic cable system known as FLAG-Atlantic-1 (the "System"), together with the equipment used by certain affiliates of GTS to operate and maintain the System. The aggregate purchase price for these purchases was E.50 million (the "Purchase Price"), payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001, November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, a subsidiary of the Company, will provide at cost network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

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

RESULTS OF OPERATIONS

    Organizational Structure Change

    THE FINANCIAL RESULTS THAT ARE REFLECTED BELOW ARE NOT INDICATIVE OF THE FUTURE FINANCIAL RESULTS OF THE COMPANY AS A RESULT OF THE RESTRUCTURING.

    The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                         2001           2000           2001           2000
                                                                       --------       --------       --------       --------
Revenues .........................................................        100.0%         100.0%         100.0%         100.0%
Access and network services ......................................         66.1           37.8           60.3           34.0
Selling, general and administrative ..............................         35.2           22.6           26.4           16.0
Depreciation and amortization ....................................         69.6           29.1           54.9           26.9
Business disposition and merger related restructuring charges ....        819.8            1.0          272.9            0.3
                                                                       --------       --------       --------       --------
(Loss) income from operations ....................................       (890.7)           9.5         (314.5)          22.8

Interest expense .................................................        (35.8)         (32.3)         (40.0)         (31.2)
Interest income ..................................................          1.3           12.4            1.7           13.2
Foreign currency gains (losses) ..................................         52.4           (3.9)          (3.1)          (1.1)
Other income .....................................................         12.0           --              1.8           --
                                                                       --------       --------       --------       --------
(Loss) income before income taxes ................................       (860.8)         (14.3)        (354.1)           3.7
Income taxes .....................................................          0.4            1.5            0.9            1.0
                                                                       --------       --------       --------       --------
Net (loss) income from continuing operations .....................       (861.2)         (15.8)        (355.0)           2.7

Net income (loss) from discontinued business operations ..........         23.5          (10.5)         (12.4)         (15.0)
                                                                       --------       --------       --------       --------
Net loss .........................................................       (837.7)%        (26.3)%       (367.4)%        (12.3)%
                                                                       --------       --------       --------       --------


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Consolidated revenues decreased to E.81.9 million for the three months ended September 30, 2001 as compared to E.106.2 million for the three months ended September 30, 2000. Although the customer base of the Company has increased, revenue declined due to pricing pressures in the carrier's carrier market resulting in price declines on existing and new contracts and cancellations of certain contracts as competitors completed network buildout.

    Access and Network Services. Access and network services costs for the three months ended September 30, 2001 increased to E.54.1 million, or 66.1% of revenues as compared to E.40.1 million, or 37.8% of revenues for the three months ended September 30, 2000. The increase in access and network services costs as a percentage of revenues in the third quarter of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 increased to E.28.8 million, or 35.2% of revenues as compared to E.24.0 million, or 22.6% of revenues for the three months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the Company is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to
E.57.0 million, or 69.6% of revenues for the three months ended September 30, 2001 as compared to E.30.9 million, or 29.1% of revenues for the three months ended September 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business disposition, merger and restructuring relating charge. In the third quarter of 2001, the Company recorded a charge that aggregates approximately
E.671.5 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E.3.7 million; write-off of impaired tangible assets of E.356.1 million; write-off of impaired intangible assets of E.302.0 million; and personnel related payments of E.9.7 million. The professional advisory fees represent payments for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel cash payments relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout the final quarter of 2001 and first quarter of 2002 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

    Interest Expense. Interest expense decreased to approximately E.29.3 million for the three months ended September 30, 2001 as compared to E.34.4 million for the three months ended September 30, 2000. The decrease in interest expense is due to the reduction in borrowings associated with the July 2000 bank credit facility during the respective time periods and decreased interest on capital leases related to facilities closed or in the process of being closed as part of Restructuring.

    Interest Income. Interest income decreased to approximately E.1.1 million for the three months ended September 30, 2001 as compared to E.13.2 million for the three months ended September 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Gains and Losses. The Company recognized foreign currency gains of E.42.9 million in the three months ended September 30, 2001 as compared to losses of E.4.1 million in the three months ended September 30, 2000. This change is primarily due to the impact of foreign currency fluctuations on the Company's unhedged U.S. dollar denominated debt obligations.

    Other Income. Other income of E.9.8 million for the three months ended September 30, 2001, relates to the right (the "Right") received by certain buyers to purchase the remaining shares of Golden Telecom from a subsidiary of the Company. The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value.

    Income and Losses From Discontinued Business Operations. As a result of the Restructuring, GTS entered into agreements during the first and second quarters of 2001 related to its divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for its divesture of Golden Telecom and the disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a gain and a loss from discontinued business operations of E.19.2 million and E.11.1 million in the three months ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Consolidated revenues decreased to E.271.1 million for the nine months ended September 30, 2001 as compared to E.314.3 million for the nine months ended September 30, 2000. Although the customer base of the Company has increased, revenue declined due to pricing pressures in the carrier's carrier market resulting in price declines on existing and new contracts and cancellations of certain contracts as competitors completed network buildout.

    Access and Network Services. Access and network services costs for the nine months ended September 30, 2001 increased to E.163.6 million, or 60.3% of revenues as compared to E.106.9 million, or 34.0% of revenues for the nine months ended September 30, 2000. The increase in access and network services costs as a percentage of revenues in the first three quarters of 2001 is attributable to increased direct network operating and maintenance costs and increases in local access costs as required for customer connectivity.

    Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased to E.71.5 million, or 26.4% of revenues as compared to E.50.2 million, or 16.0% of revenues for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the Company is reflective of increased sales and marketing efforts, development of the Company's new brand identity and increased administrative costs required for the Company's increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to
E.148.8 million, or 54.9% of revenues for the nine months ended September 30, 2001 as compared to E.84.5 million, or 26.9% of revenues for the nine months ended September 30, 2000. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the Company's network infrastructure that has been undertaken over the past several years. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company's network expansion efforts continue.

    Business disposition, merger and restructuring relating charges. In the first, second and third quarters of 2001, the Company recorded a charge that aggregates approximately E.739.9 million which is attributable to the previously discussed Restructuring. The charge is comprised of accrued professional advisory fees of E.6.2 million; write-off of impaired tangible assets of E.392.4 million; write-off of impaired intangible assets of E.302.0 million; E.29.2 million for contract terminations for excess backbone capacity and facility closure related costs; and personnel related costs of E.10.1 million. The professional advisory fees represent costs incurred for lawyers, bankers and accountants and includes amounts that the Company is obligated to remit to the financial and legal advisors to the informal committees representing the holders of public debt securities of the Company. In determining the write-down amounts for the tangible and intangible assets, the Company utilized the estimated total consideration of the KPNQwest Acquisition, including the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The personnel related costs relate to current services performed in relation to retention agreements with certain key personnel for continuing their employment with the Company and to a lesser extent for severance payments for terminated personnel who were not notified until 2001. The Company anticipates that the professional advisory fees will be remitted to the respective parties during the fourth quarter of 2001. The Company anticipates that it will continue to incur additional business disposition and restructuring related charges throughout the final quarter of 2001 and the first quarter of 2002 as it continues to implement its Restructuring and refine its estimates. The nature of the charges will be attributable to additional severance for personnel and additional professional advisory fees.

    Interest Expense. Interest expense increased to approximately E.108.5 million for the nine months ended September 30, 2001 as compared to E.98.0 million for the nine months ended September 30, 2000. This increase in interest expense is attributable to the interest associated with the July 2000 bank credit facility.

    Interest Income. Interest income decreased to approximately E.4.6 million for the nine months ended September 30, 2001 as compared to E.41.4 million for the nine months ended September 30, 2000. The decrease in interest income is attributable to the decline of interest earned on short-term investments as a result of a reduction in the short-term investment balances during the respective time periods.

    Foreign Currency Losses. The Company recognized foreign currency losses of
E.8.3 million in the nine months ended September 30, 2001 as compared to losses of E.3.6 million in the nine months ended September 30, 2000. This change is primarily due to the impact of foreign currency fluctuations on the Company's unhedged U.S. dollar denominated debt obligations.

    Other Income. Other income of E.4.9 million for the nine months ended September 30, 2001, relates to the right (the "Right") received by certain buyers to purchase the remaining shares of Golden Telecom from a subsidiary of the Company. The Right has been accounted for in accordance with SFAS 133 and recorded at its fair value.

    Loss From Discontinued Business Operations. As a result of the Restructuring, GTS entered into agreements during the first and second quarters of 2001 related to its divestiture of Golden Telecom and the Company's Business Services business operations. The Company has accounted for its divesture of Golden Telecom and the disposal of its Business Services business operations under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and accordingly, the Company recognized a loss from discontinued business operations of E.33.6 million and E.47.0 million in the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The telecommunications industry is capital intensive. In order for the Company to successfully compete, the Company will require substantial capital to continue to develop its telecommunications networks, implement its business strategy and meet the funding requirements of its operations, including losses from operations, as well as to provide capital for its business development initiatives. We anticipate that we will incur between E.135 million and E.185 million in cash capital expenditures in 2001 to implement our business plan.

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of GTS, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, GTS and the Company announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, Depositary Shares evidencing interests in preferred stock of GTS, had retained independent advisors; that the advisors had begun their due diligence investigations; and that GTS would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans, the Company did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. These payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company did not make the $15.2 million (approximately E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately
E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and the Company do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    Banc of America Securities Limited, Bank of America International Limited, Deutsche Bank AG London, Dresdner Bank AG London Branch and, E.N. Investment Company, Centaurus Alpha Master Fund Limited, Lehman Commercial Paper Inc., Morgan Stanley & Co. International Limited, certain investment funds and accounts managed by Oaktree Capital Management, LLC and certain other funds described as the "Mackay Funds" (collectively, the "Bank Group"), which are parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., a direct subsidiary of the Company), waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Senior Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against the Company or GTS in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of GTS or the Company and its subsidiaries.

    On October 18, 2001 the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V.) entered into a Second Supplemental Agreement dated 18 October 2001 with the Bank Group, which Second Supplemental Agreement amended and restated the existing Loan Agreement providing for a revolving credit facility available to Global TeleSystems Europe Holdings B.V. (such facility, as it was amended pursuant to the Second Supplemental Agreement, the "Amended Bank Facility"). The Amended Bank Facility provides, on the terms and conditions therein, for a revolving credit facility of up to E.250.0 million which terminates upon consummation of the bankruptcy restructuring of GTS and the Company and its subsidiaries. As of November 14, 2001, E.170.0 million is outstanding under the Amended Bank Facility. The Amended Bank Facility comprises two tranches, "Tranche A" of up to E.150.0 million and "Tranche B" of up to
E.100.0 million. No utilizations may be made under Tranche B if the Company's gross cash balances are more than E.10.0 million. In addition, utilizations under Tranche B must be consistent with the Company's agreed monthly budget and must not exceed a cumulative weekly limit of E.10.0 million.

    On October 19, 2001, GTS announced that it had signed a definitive share purchase agreement with KPNQwest. The agreement provides that KPNQwest will acquire, under the terms and conditions therein, (the "KPNQwest Acquisition")
(i) the Company and (ii) GTS's Central European businesses. KPNQwest will acquire these companies through the issuance of approximately E.210 million of new senior convertible notes and the assumption of bank debt and capital lease obligations upon closing. The transaction is expected to close during the first quarter of 2002.

    The Company also reached agreements with the informal committees representing the holders of GTS's and the Company's debt securities with respect to existing events of default under such debt securities, the terms of the transaction with KPNQwest and the allocation of the KPNQwest senior convertible notes. Holders of approximately 67% of the approximately E.1.1 billion outstanding principal amount of the publicly traded GTS Europe BV Senior Notes, approximately 78% of the approximately E.116 million outstanding principal amount of the GTS Senior Notes and approximately 35% of the approximately E.362 million outstanding principal amount of GTS Convertible Debentures signed forbearance agreements committing them to support, on the terms and conditions therein, the proposed transaction subject to certain terms and conditions, and to forbear from exercising and from supporting any exercise of remedies against the Company or GTS arising under such debt securities.

    To ensure the binding nature of the sale arrangement on all of the holders of their debt securities, the Company and GTS expect that the transaction will be effectuated through "pre-arranged" court proceedings by the Company and GTS under U.S. bankruptcy laws and a corresponding application by the Company for "surseance" and "deposition for composition" in The Netherlands.

    On November 14, 2001, GTS and the Company filed petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to the Bankruptcy Code, GTS and the Company will continue in the management and possession of their properties as debtors in possession. Also on November 14, 2001, the Company commenced a proceeding in the District Court of Amsterdam under the Netherlands Bankruptcy Act relating to a moratorium or payments to creditors and a binding composition. The plan of reorganization filed in the U.S. and Dutch court proceedings provide for the E.210.0 million KPNQwest senior convertible notes and GTS's and the Company's investment in Ventelo BV, GTS's and the Company's reorganized Business Services business unit that was divested by GTS and the Company earlier this year, to be distributed to the debt security holders of GTS and the Company as agreed between GTS and the Company and the informal committees representing the debt security holders. The Company anticipates that the plan would also include provisions for mergers and other restructuring transactions necessary to effectuate the acquisition, payment in the ordinary course of the Company's trade creditors, and releases from liability of the parties involved in negotiating the transaction for their roles in the transaction. The plan would not provide for a distribution to equity security holders of GTS or the Company.

    Approval of the plan in the United States would be subject to, among other things, acceptance by more than one-half in number and two-thirds in dollar amount of voting holders of debt securities in the requisite classes. Approval of the plan in The Netherlands would be subject to, among other things, approval by two-thirds in number and three-quarters in value of the GTS Europe BV debt security holders participating in the proceedings. The transaction also may require approval by the European Commission and is subject to other conditions.

    The Company anticipates that none of the operating subsidiaries of the Company will be involved in either court proceeding and both the Dutch and U.S. plans will call for all vendor claims of the Company's operating subsidiaries to be paid in the ordinary course of business.

    Pursuant to the agreement between GTS, the Company and the informal committees representing their debt security holders, the E.210 million of new KPNQwest senior convertible notes will be allocated as follows: (i) approximately E.40.0 - 55.0 million principal amount will be distributed to bondholders participating in the interim financing agreement based upon peak interim borrowings; (ii) approximately E.5.3 million principal amount, plus part of the allocation outlined below, will be allocated to the GTS Convertible Debentures, which will result in a total allocation to the GTS Convertible Debentures of E.10.0 million in principal amount of senior convertible notes;
(iii) 76 percent of the remaining net amount of the new senior convertible notes will be allocated to the GTS Europe BV bondholders and (iv) the remaining 24 percent of the senior convertible notes, less the approximately E.4.7 million principal amount required to increase the allocation to the GTS Convertible Debentures to E.10.0 million principal amount, will be allocated to the holders of the GTS Senior Notes. In addition, the holders of the GTS Senior Notes will receive GTS's and the Company's investments in the common stock, warrants and a portion of the preferred shares of Ventelo BV, the Company's reorganized business services voice operations unit that was divested by GTS and the Company earlier this year.

    In addition, GTS and the Company caused, as of October 18, 2001, certain of its affiliates to enter into the Share and Asset Purchase Agreement with KPNQwest and certain of its affiliates, calling for the sale of all of the outstanding shares of GTS Transatlantic, a subsidiary of GTS and the owner of the Company's rights in the System, together with the equipment used by certain affiliates of the Company to operate and maintain the System. The Purchase Price is payable in installments of E.5 million, E.10 million, E.15 million and E.20 million on October 19, 2001, November 15, 2001, December 15, 2001 and February 28, 2002, respectively. Additionally, pursuant to the Share and Asset Purchase Agreement, GTS Network (Ireland) Limited, a subsidiary of the Company, will provide at cost network management services for KPNQwest and its affiliates in respect of the equipment purchased under the Share and Asset Purchase Agreement.

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

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the accuracy of the estimates is subject to changes and fluctuations in revenues, operating costs and development expenses, which can be affected by the Company's and GTS's ability to (i) consummate the KPNQwest acquisition, (ii) consummate the restructuring of the Company's and GTS's debt obligations and GTS's depositary shares described above, (iii) meet the conditions to borrowing under the Amended Bank Facility, (iv) effectively and efficiently manage the expansion of the Ebone network and operations and the completion of its City Enterprise Network infrastructure in the targeted metropolitan markets, (v) implement its strategy to become a leading provider of data and IP to corporate businesses, (vi) limit, to the extent possible, price erosion for broadband services, (vii) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe and (viii) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment. The Company's revenues and costs are also dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with its operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate, its funding needs will increase, possibly to a significant degree, and the Company will expend its capital resources sooner than currently expected.

    As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company will need to raise additional capital to execute its current business plan and to fund expected operating losses. If the Company cannot raise additional capital through these steps or otherwise, however, the Company may be compelled to examine and pursue other alternatives, including instituting further cash conservation measures, which may include a further curtailment of capital and other expenditures, a sale of assets (in addition to those assets GTS and the Company have already sold as part of the Restructuring), or a liquidation of the Company.

CHANGES IN FINANCIAL CONDITION

    The Company had a negative working capital of E.1,512.8 million as of September 30, 2001 and a positive working capital of E.138.2 million as of December 31, 2000. The Company had cash and cash equivalents of E.25.5 million and E.135.4 million at September 30, 2001 and December 31, 2000, respectively. The Company had E.30.3 million and E.25.5 million of restricted cash at September 30, 2001 and December 31, 2000, respectively. The restricted cash primarily relates to cash held in escrow for bank guarantees issued in connection with fiber and office leases.

    The Company used cash of E.35.3 million and provided cash of E.166.0 million for its operating activities for the nine months ended 30 September, 2001, and 2000, respectively. Investing activities provided cash of E.33.9 million for the nine months ended September 30, 2001 as compared to using cash of E.336.4 million for the comparable period in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The only significant change since December 31, 2000 is the previously discussed Amended Bank Facility. The Amended Bank Facility provides up to E.250 million in available funds, assuming the satisfaction of certain conditions, that terminates upon consummation of the bankruptcy restructuring of the Company and GTS. As of September 30, 2001, the borrower had drawn down E.150 million of these funds. The bank facility exposes us to changes in interest and foreign exchange rates.

PART II. OTHER INFORMATION


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    On June 1, 2001, GTS and the Company, announced plans to initiate discussions with the holders of their debt securities and, in the case of the Company, depositary shares representing its preferred stock regarding a balance sheet recapitalization to reduce the principal and interest obligations and dividend requirements of these companies. In July 2001, GTS announced that representatives of informal committees representing holders of public debt of GTS and the Company and for GTS, depositary shares evidencing interests in preferred stock of GTS had retained independent advisors, that the advisors had begun their due diligence investigations and that GTS and the Company would make a formal recapitalization proposal to these representatives in the near future.

    In view of these plans and ongoing discussions with security holders of the Company did not make cash interest payments, due on June 1, 2001, of E.15.1 million on its E.275 million aggregate principal amount of 11% Senior Notes due 2009 and E.11.8 million on its E.225 million aggregate principal amount of 10.5% Senior Notes due 2006. These non-payments were not cured and matured into events of default under the indentures related to these notes on July 1, 2001. In addition, on July 2, 2001, GTS did not make a cash interest payment due on that date of $12.4 million (approximately E.13.8 million) on its $362.4 million (approximately E.426.6 million) aggregate principal amount then outstanding of its 5.75% Convertible Senior Subordinated Debentures due 2010. This non-payment was not cured and accordingly the non-payment matured into an event of default under the indenture related to these debentures on July 31, 2001. On July 16, 2001, the Company did not make a cash interest payment due on that date of $10.4 million (approximately E.11.6 million) on its $200 million (approximately
E.235.4 million) aggregate principal amount of its 10.375% Senior Notes due 2009 and E.4.4 million on its E.85 million aggregate principal amount of its 10.375% Senior Notes due 2006. Such payment defaults matured into events of default under the indentures related to these notes on August 15, 2001. Also related to its recapitalization plans, GTS did not make the $5.2 million (approximately
E.5.9 million) cash interest payment due on August 15, 2001 on its $105 million (approximately E.123.6 million) aggregate principal amount of its 9.875% Senior Notes due 2005; and the Company did not make the $15.2 million (approximately
E.17.3 million) cash interest payment due on August 15, 2001 on its $265 million (approximately E.311.9 million) aggregate principal amount of its 11.5% Senior Notes due 2007. These payment defaults matured into events of default under the indentures related to these notes on September 15, 2001. GTS and the Company do not expect to make additional payments of principal and interest on the above securities during the pendency of their restructuring efforts.

    The Bank Group, as parties to a E.250.0 million revolving credit facility with the Company and certain of its subsidiaries (including Global TeleSystems Europe Holdings B.V., a direct subsidiary of the Company) have waived any defaults under such credit facility caused by the failure to make cash interest payments on the above-described GTS Europe BV Notes and GTS Senior Notes and Convertible Debentures. The Bank Group also waived certain other defaults under such credit facility. These waivers may expire if the holders of any such debt securities accelerate such debt, commence legal proceedings seeking more than $2.5 million in respect of such debt securities or a bankruptcy or insolvency is commenced by or against GTS or the Company in the U.S. or The Netherlands other than a bankruptcy pursuant to the proposed voluntary restructuring of GTS or the Company and its subsidiaries.


ITEM 5.   OTHER INFORMATION

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

    Pursuant to the Scheme, as previously announced, Esprit Telecom's senior notes will be exchanged for stock representing a 90% ownership interest in Ventelo BV, a new company that will own Esprit Telecom as well as the other GTS subsidiaries providing principally voice services to businesses in Western Europe. GTS or its affiliates will own through a subsidiary the remaining 10% of the equity in Ventelo BV, and will hold preferred shares that will be convertible into a 1% interest in Ventelo BV as well as warrants to acquire an additional 10% of Ventelo BV. The Scheme is consistent with GTS's overall program to recapitalize its balance sheet by eliminating or reducing its debt obligations and preferred stock. GTS fulfilled all material conditions to effectiveness of the Scheme on or about August 23, 2001.

INVOLUNTARY CHAPTER 7 BANKRUPTCY PETITION

    On October 11, 2001, three holders of GTS Convertible Debentures filed an involuntary petition against GTS under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filing of the petition itself does not mean that GTS is a debtor in a chapter 7 bankruptcy case or is otherwise inhibited from undertaking business or operating in the normal course. Under the Bankruptcy Code, GTS must file an answer within twenty days after it has been served with the petition. On November 1, 2001, GTS was served with the involuntary petition. On November 14, 2001, GTS consented to the relief sought in the petition and voluntarily converted its case from chapter 7 to chapter 11 of the Bankruptcy Code.


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


                                  GLOBAL TELESYSTEMS EUROPE B.V.
                                  (Registrant)


                                  By:      /s/ ROBERT A. SCHRIESHEIM
                                      -----------------------------------------
                                  Name:    Robert A. Schriesheim
                                  Title:   Executive Vice President & Chief
                                             Financial Office
                                           (Principal Financial and Accounting
                                             Officer)

Date: November 19, 2001